Form 10-Q
period 1994-12-31
PAINEWEBBER GROWTH PARTNERS THREE L P
filed 1995-02-14
CIK 769847

PAINEWEBBER GROWTH PARTNERS THREE L.P.

                           CONSOLIDATED BALANCE SHEETS
                      December 31, 1994 and March 31, 1994
                                   (Unaudited)

ASSETS
                                                  December 31     March 31

Operating investment property, at cost:
   Land                                          $    670,233    $   670,233
   Buildings                                        7,931,513      7,931,513
   Furniture and fixtures                             524,790        524,790
                                                    9,126,536      9,126,536
   Less accumulated depreciation                   (2,997,044)    (2,795,034)
                                                    6,129,492      6,331,502

Investment in unconsolidated joint venture,
   at equity                                          318,994        489,553
Cash and cash equivalents                             782,791        366,821
Restricted cash                                             -        201,543
Accounts receivable                                     1,760          1,760
Prepaid expenses                                       20,342         19,775
Deferred expenses, net                                135,864        177,314
Other assets                                          226,604        226,604
                                                 $  7,615,847   $  7,814,872

LIABILITIES AND PARTNERS' DEFICIT

Accounts payable and accrued expenses            $    142,626   $     90,263
Accrued interest payable                              187,778        166,824
Loans payable to venture partner                      357,318        357,318
Advances from consolidated venture                     60,000              -
Deferred management fees                            1,083,315        987,101
Note payable                                        8,330,000      8,330,000
Partners' deficit                                  (2,545,190)    (2,116,634)
                                                 $  7,615,847   $  7,814,872


                             See accompanying notes.


                     PAINEWEBBER GROWTH PARTNERS THREE L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
         For the three and nine  months ended December 31, 1994 and 1993
                                   (Unaudited)

                                    Three Months Ended    Nine Months Ended
                                       December 31,            December 31,
                                    1994        1993      1994          1993

REVENUES:
   Rental income                $  341,967  $  342,576  $1,006,424  $  988,869
   Interest and other income         9,917       3,603      21,746       9,519
                                   351,884     346,179   1,028,170     998,388
EXPENSES:
   Property operating expenses     179,860     187,885     530,809     528,154
   Interest expense                110,981      99,904     306,187     283,789
   Depreciation and amortization    81,153      77,014     243,460     243,364
   Partnership management fees      32,071      32,071      96,214      96,214
   General and administrative       32,005      32,080     109,497     103,663
                                   436,070     428,954   1,286,167   1,255,184

Operating loss                     (84,186)    (82,775)   (257,997)   (256,796)

Partnership's share of
  unconsolidated
  venture's loss                   (40,438)    (46,466)   (170,559)  (184,415)
Net loss                        $ (124,624) $ (129,241) $ (428,556)$ (441,211)

Net loss per Limited
Partnership Unit                    $(4.61)     $(4.79)    $(15.87)   $(16.34)

The above net loss per Limited Partnership Unit is based upon the 25,657 Limited Partnership Units outstanding during each period.




                             See accompanying notes.


                     PAINEWEBBER GROWTH PARTNERS THREE L.P.

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
              For the nine months ended December 31, 1994 and 1993
                                   (Unaudited)

                                                    General       Limited
                                                    Partner       Partners

Balance at March 31, 1993                       $   (48,563)   $(1,396,349)

Net loss                                            (22,061)      (419,150

BALANCE AT DECEMBER 31, 1993                    $   (70,624)   $(1,815,499)

Balance at March 31, 1994                       $   (82,149)   $(2,034,485)

Net loss                                            (21,428)      (407,128)

BALANCE AT DECEMBER 31, 1994                    $  (103,577)   $(2,441,613)


                             See accompanying notes.


                     PAINEWEBBER GROWTH PARTNERS THREE L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the nine months ended December 31, 1994 and 1993
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                      1994            1993
Cash flows from operating activities:
   Net loss                                   $    (428,556)    $  (441,211)
   Adjustments to reconcile net loss to net
            cash provided by operating activities:
     Partnership's share of unconsolidated
       venture's loss                                170,559         184,415
     Depreciation and amortization                   243,460         243,364
     Deferred management fees                         96,214          96,214
     Changes in assets and liabilities:
       Accounts receivable                                 -         125,395
       Prepaid expenses                                 (567)         19,921
       Accounts payable and accrued expenses          52,363          24,505
       Accounts payable - affiliates                       -           7,704
       Accrued interest payable                       20,954          18,758
       Advances from consolidated venture             60,000               -
            Total adjustments                        642,983         720,276
            Net cash provided by operating
              activities                             214,427         279,065

Cash flows from investing activities:
   Additions to operating investment property              -          (1,292)
            Net cash used for financing activities         -          (1,292)

Cash flows from financing activities:
   Deposits to restricted cash                        (3,338)         (3,253)
   Release of debt service reserve escrow            204,881                 -
            Net cash provided by (used for)
            financing activities                     201,543          (3,253)

Net increase in cash and cash equivalents            415,970         274,520

Cash and cash equivalents, beginning of period       366,821         206,470

Cash and cash equivalents, end of period        $    782,791     $   480,990

Cash paid during the period for interest        $    285,233     $   265,031


                             See accompanying notes.
1. General

   The accompanying financial statements, footnotes and discussions should be read in connection with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended March 31, 1994.

   In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

2. Operating Investment Property

   The Partnership's balance sheet includes one operating investment property at December 31, 1994 and March 31, 1994; the Summerwind Apartments, owned by Tara Associates, Ltd., a majority owned and controlled joint venture. The balance sheet and operating results of Tara Associates, Ltd. are recorded three months in arrears to the operating results of the Partnership. Tara Associates, Ltd., a Georgia limited partnership (the "joint venture"), was organized on December 19, 1983 to acquire and operate a 208-unit apartment complex, Summerwind Apartments, located in Jonesboro, Georgia. On October 8, 1985, the Partnership acquired a 70% general partnership interest in the joint venture. The remaining 30% general and limited partnership interests were owned by John Lie-Nielson (the "co-venturer"). Effective February 23, 1990, the co-venturer's general partnership interest was converted to a limited partnership interest, thereby giving the Partnership complete control over the operating investment property.

   The following is a summary of property operating expenses for the three and nine months ended September 30, 1994 and 1993:

                                    Three Months Ended    Nine Months Ended
                                      September 30,          September 30,
                                   1994       1993       1994        1993

Property operating expenses:
  Repairs and maintenance        $ 63,359 $  62,845    $177,500    $169,835
  Utilities                        19,230    30,448      57,699      75,586
  Property taxes                   23,250    22,491      69,750      67,473
  Management fees                  16,731    17,025      50,294      49,363
  Salaries and administrative      57,290    55,076     175,566     165,897
                                 $179,860 $ 187,885    $530,809    $528,154

3.   Unconsolidated Joint Venture Partnership

    The Partnership has an investment in one unconsolidated joint venture, St. Louis Woodchase Associates, which owns and operates an operating investment property, as more fully described in the Partnership's Annual Report. The unconsolidated joint venture is accounted for on the equity method in the Partnership's financial statements because the Partnership does not have a voting control interest in the venture. Under the equity method, the investment is carried at cost adjusted for the Partnership's share of venture's earnings and losses and distributions. The Partnership recognizes its share of the operating results of its unconsolidated joint venture based on financial results of the venture which are three months in arrears to that of the Partnership.


    Summarized operating results of the unconsolidated joint venture, for the periods indicated, are as follows:

                CONDENSED COMBINED SUMMARY OF OPERATIONS
For the three and nine months ended September 30, 1994 and 1993

                                Three Months Ended        Nine Months Ended
                                   September 30,            September 30,
                                 1994         1993        1994       1993

REVENUES:
 Rental revenues               $ 380,000   $ 367,000  $1,078,000  $1,059,000
 Other income                      9,000       6,000      24,000      23,000
                                 389,000     373,000   1,102,000   1,082,000
EXPENSES:
 Interest expense                214,000     200,000     641,000     600,000
 Property operating expenses     116,000     109,000     359,000     357,000
 Real estate taxes                26,000      40,000      80,000     119,000
 Depreciation and amortization    91,000      90,000     266,000     269,000
                                 447,000     439,000   1,346,000   1,345,000
     Net loss                  $ (58,000)  $ (66,000) $ (244,000) $ (263,000)

Net loss:
   Partnership's share of
   combined loss               $ (40,000)  $ (46,000) $ (171,000)  $(184,000)
   Co-venturer's share of
   combined loss                 (18,000)    (20,000)    (73,000)    (79,000)
                               $ (58,000)  $ (66,000) $ (244,000)  $(263,000)

4.Note Payable

Note payable consists of the following:
                                           December 31, 1994    March 31, 1994
  Mortgage loan payable which secures
  Housing Authority of Clayton County
  Collateralized Loan-to-Lender Housing
  Revenue Bonds.  The non-recourse mortgage
  loan is secured by a deed to secure debt
  and a security agreement covering Tara
  Associates Ltd.'s real and personal
  property.  The loan bears interest at a
  floating rate which is reset weekly based
  on the market rate for tax exempt
  securities with similar maturities.  The
  loan is subject to various prepayment
  provisions including a mandatory
  redemption on March 16, 1997, the first
  scheduled remarketing date, as defined.  $ 8,330,000          $ 8,330,000

5.Related Party Transactions

     The Adviser earned management fees of $96,214 for each of the nine-month periods ended December 31, 1994 and 1993. Substantially all management fees due to the Adviser since the Partnership's inception have been deferred. Deferred management fees at December 31, 1994 and March 31, 1994 consist of $1,083,315 and $987,101, respectively, due to PWPI. See the Partnership's Annual Report for further information regarding deferred management fees.


     Included in general and administrative expenses for the nine months ended December 31, 1994 and 1993 is $34,152 and $33,228, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

     Also included in general and administrative expenses for the nine months ended December 31, 1994 and 1993 is $1,496 and $183, respectively, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.



                     PAINEWEBBER GROWTH PARTNERS THREE L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

   At the present time, the estimated values of the Partnership's two remaining properties, the Summerwind and Woodchase apartment complexes, are below their acquisition prices as a result of the impact on real estate values caused by the unprecedented level of overbuilding which characterized the latter half of the 1980's. Such overbuilding put considerable downward pressure on occupancy levels and effective rental rates, which was a trend that continued through the early 1990's. Over the past two years, this trend has been reversed due to the lack of significant new construction of multi-family properties in most markets. However, it is unlikely that this next market cycle will result in peak property values which equal or exceed the values in effect at the time of the Partnership's inception. As a result, management does not expect that the Partnership will recover the full amounts of its initial investments in the Summerwind and Woodchase apartment complexes. The portion of such investments which will be recovered, if any, will depend upon the ultimate selling prices obtained for the properties at the time of their final dispositions, which cannot presently be determined. The Summerwind joint venture is currently generating excess cash flow from operations as a result of the low level of the variable interest rate on the venture's first mortgage loan. The debt secured by the Summerwind property was provided by tax-exempt municipal bonds issued by a local housing authority. During the first three quarters of fiscal 1995, the interest rate on such debt, which is tied to comparable tax-exempt bond obligations, has been fluctuating at between approximately 3% and 5% per annum on the venture's $8.3 million debt obligation. Current cash flow from the venture's operations would not be sufficient to support conventional financing at current market interest rates. The variable interest rate on the venture's debt is expected to rise further during the fourth quarter of fiscal 1995, which will reduce the amount of the excess cash flow available to cover the Partnership's operating expenses. Nonetheless, the venture is expected to operate above breakeven throughout the current fiscal year. However, due to the rates of return demanded by potential buyers of multi-family residential properties at the present time, an analysis of the venture's cash flow before debt service implies a market value which is significantly below the current debt obligation. Furthermore, it appears unlikely that market conditions will improve sufficiently in the near-to-intermediate term to generate any value above the debt position. Management intends to continue to operate the property to maximize cash flow until a disposition decision is made on the Woodchase property or until the variable interest rate increases to such an extent that the venture operates at below breakeven. During the current period, the venture achieved a milestone specified in the mortgage loan agreement which called for the release of the restricted cash which had been set aside to cover debt service shortfalls. The lender released such funds, totalling approximately $205,000, to the venture in September.

    As discussed in the Annual Report, on March 1, 1994 the Partnership, along with its co-venture partner, successfully refinanced the mortgage debt secured by the Woodchase Apartments with the existing lender. The debt had originally matured in September 1993, and negotiations on the terms of an extension, which had been initiated well in advance of the maturity date, took a considerable period of time to finalize. The length of time necessary to negotiate the extension was due, at least in part, to management's desire to obtain an agreement which permitted the greatest flexibility to the Woodchase joint venture in terms of a possible near-term sale or refinancing transaction. As part of the terms of the extension agreement, the venture was able to negotiate the right to prepay the loan in full without penalty during the first 24 months of the extension period. Based on the stringent loan-to-value lending criteria which existed at the time of the original maturity, the cash flow from property operations was not sufficient to permit the underwriting of a new loan of sufficient size to repay the outstanding obligation. However, to the extent that property operations improve and/or lending criteria become less stringent, the venture retains the maximum flexibility to pursue a long-term refinancing transaction during the initial 2-year period of the extension agreement. In addition, as discussed further below, the venture could choose to sell the operating investment property in the near-term. The new nonrecourse mortgage loan agreement contains a five-year extension of the maturity date to November 1, 1998. The note bears interest at a rate of 10.75% per annum. New payment terms require minimum principal and interest payments totalling $66,667 on a monthly basis. Of such payments, interest at a rate of 9% per annum is deducted and the remainder is applied toward the outstanding principal balance. The difference between interest at 10.75% and the minimum payments made by the venture which are attributable to interest will accrue and bear interest on a compounded basis. Cash flow generated by the property in excess of the minimum principal and interest payments will be payable to the lender on a quarterly basis to be applied against the outstanding accrued interest. Any unpaid accrued interest will be payable at maturity. The venture's operating cash flow is approximately equal to the minimum principal and interest payment due on the mortgage loan.

    Management negotiated the prepayment right on the Woodchase debt extension agreement at least partially in anticipation of the possibility of pursuing a liquidation of the Partnership in the near-term. Despite the lack of significant excess operating cash flow, an analysis of the estimated value of the Woodchase property indicates that the potential sales price of the property may be in excess of the amount of the outstanding debt. However, based on the terms of the negotiated extension agreement, additional interest may accrue on the loan amount, causing the total obligation to increase. As a result, future appreciation in the property's value may be at least partially offset by an increase in the outstanding debt obligation. For this reason, depending on management's view of the relevant market factors affecting the property's long-term appreciation potential, management may determine that a sale of the Woodchase property in the near-term would be in the Partnership's best interests. In any event, management must weigh the costs of continued operations against the realistic hopes for any future additional recoveries of the Partnership's original investments in Woodchase and Summerwind. Management is currently in the process of preparing to market the Woodchase property for sale. A decision regarding the future operating plans for the Partnership will be made after evaluating any offers which are received as a result of these marketing efforts.

    At December 31, 1994, the Partnership and its consolidated joint venture had available cash and cash equivalents of approximately $783,000. As discussed further above, the consolidated Summerwind joint venture currently generates positive cash flow because the variable interest rate on the venture's outstanding mortgage indebtedness is presently at a very low level. As long as this long-term rate remains low, the venture should provide excess cash flow sufficient to cover the Partnership's operating expenses (excluding Partnership management fees which have been deferred since September of 1986). In the event that long-term interest rates rise significantly in the near future, this cash flow, which represents the Partnership's sole source of liquidity, may be impaired. The balance of cash and cash equivalents will be used for the working capital needs of the Partnership and its consolidated joint venture. The source of future liquidity and distributions to the partners is expected to be through proceeds received from the sale or refinancing of the two remaining investment properties.

RESULTS OF OPERATIONS

    The Partnership's net loss decreased by approximately $13,000 for the nine months ended December 31, 1994, as compared to the same period in the prior year, primarily as a result of a decrease in the Partnership's share of unconsolidated venture's loss. The Partnership's share of unconsolidated venture's loss, which represents the operating results of the Woodchase joint venture, decreased by approximately $14,000 in the current period primarily as a result of a slight increase in rental revenues and a decrease in real estate taxes. The combination of these items exceeded the increase in the venture's interest expense resulting from the increase in the interest rate accruing on the outstanding principal balance of the venture's mortgage note, effective November 1, 1993, as a result of the modification and extension agreement described above. The Partnership's operating loss, which includes the results of the consolidated Summerwind joint venture, remained relatively unchanged for the nine months ended December 31, 1994 as compared to the same period in the prior year despite an increase in interest expense of approximately $22,000 and an increase in general and administrative expenses of approximately $6,000. The higher interest expense reflects an increase in the variable interest rate on the Summerwind mortgage loan. General and administrative expenses increased mainly due to an independent valuation of the Partnership's investment properties which is currently in process as part of management's ongoing portfolio management responsibilities. The adverse changes in operating loss were offset by an increase in interest income earned on invested cash reserves due to an increase in the average outstanding balance of such revenues and an improvement in interest rates during the first three quarters of fiscal 1995.

                     PAINEWEBBER GROWTH PARTNERS THREE L.P.


                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        PAINEWEBBER GROWTH PARTNERS THREE L.P.


                        By:  THIRD PW GROWTH PROPERTIES, INC.
                                  Managing General Partner




                         By:  /s/ Walter V. Arnold
                            Walter V. Arnold
                            Senior Vice President and
                            Chief Financial Officer

Date:  February 13, 1995