Form 10-K/A
PAINEWEBBER GROWTH PARTNERS THREE L P
filed 1995-03-30
CIK 769847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A

    X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED:  MARCH 31, 1994
                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             For the transition period from           to          .

                        Commission File Number:  0-15035

                    PAINE WEBBER GROWTH PARTNERS THREE L.P.

        Delaware                                           04-2882258
(State of organization)                               (I.R.S.Employer
                                                     Identification  No.)

  265 Franklin Street, Boston, Massachusetts
02110
 (Address of principal executive office)
(Zip Code)

Registrant's telephone number, including area code (617) 439-8118

Securities registered pursuant to Section 12(b) of the Act:
                                                Name of each exchange on
Title of each class                                    which registered
   None                                                   None

Securities registered pursuant to Section 12(g) of the Act:

                   UNITS OF LIMITED PARTNERSHIP INTEREST
                             (Title of class)
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
              ---

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.
                    DOCUMENTS INCORPORATED BY REFERENCE
Documents                                                        Form 10-K
Reference
Prospectus of registrant dated                                   Parts III and
IV
September 3, 1985, as supplemented
                    PAINEWEBBER GROWTH PARTNERS THREE L. P.
                                 1994 FORM 10-K

                               TABLE OF CONTENTS

PART   I                                                      Page

Item      1  Business                                       I-1

Item 2    Properties                                        I-2

Item 3    Legal Proceedings                                 I-2

Item 4    Submission of Matters to a Vote of Security HoldersI-2

PART  II

Item 5    Market for the Partnership's  Limited Partnership
            Interests and Related Security Holder Matters  II-1

Item 6    Selected Financial Data                          II-1

Item 7    Management's Discussion and Analysis of Financial
             Condition and Results of Operations           II-2

Item 8    Financial Statements and Supplementary Data      II-6

Item 9    Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure        II-6

PART III

Item      10 Directors and Executive Officers of the Partnership III-1

Item 11   Executive Compensation                          III-3

Item      12 Security Ownership of Certain Beneficial
             Owners and Management                        III-3

Item      13 Certain Relationships and Related TransactionsIII-4

PART  IV

Item      14 Exhibits, Financial Statement Schedules and
             Reports on Form 8-K                           IV-1

SIGNATURES                                                 IV-2

INDEX TO EXHIBITS                                                     IV-3

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA         F-1 to F-24
(2)The significant decline in deferred interest payable and notes payable as of March 31, 1992 resulted from the foreclosure, on April 21, 1992, of the Partnership's wholly-owned operating investment property. As more fully explained in Note 4 to the accompanying financial statements of the registrant, at March 31, 1992 the remaining assets and liabilities of this operating investment property were aggregated and separately classified on the Partnership's balance sheet as assets of investment property subject to foreclosure ($40,474,691) and liabilities of operating investment property subject to foreclosure ($48,803,999).

   The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

   The above per Limited Partnership Unit information is based upon the 25,657 Limited Partnership Units outstanding during each year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

   The Partnership offered limited partnership interests to the public from September 3, 1985 to July 31, 1986 pursuant to a Registration Statement filed under the Securities Act of 1933. Gross proceeds of $25,657,000 were received by the Partnership and, after deducting selling expenses and offering costs, approximately $17,085,000 was originally invested directly or through joint venture interests in three operating investment properties. As previously reported, the Partnership's investment in the LaJolla Marriott Hotel, which represented 74% of the original investment portfolio, was lost through foreclosure proceedings in April 1992, after a protracted period of negotiations failed to produce a mutually acceptable restructuring, refinancing, or sale agreement.

   At the present time, the estimated values of the Partnership's two remaining residential properties are below their acquisition prices due to the unprecedented level of overbuilding which characterized the latter half of the 1980's. Such overbuilding put considerable downward pressure on occupancies and rental rates, which was a trend that continued through the early 1990's. Over the past two years, this trend has been reversed due to the lack of any significant new construction of multi-family properties in most markets. However, it is unlikely that this next market cycle will result in peak property values which equal or exceed the values in effect at the time of the Partnership's inception. As a result, management does not expect that the Partnership will recover the full amounts of its initial investments in the Summerwind and Woodchase apartment complexes. The portion of such investments which will be recovered, if any, will depend upon the ultimate selling prices obtained for the properties at the time of their final dispositions, which cannot presently be determined. The Summerwind joint venture is currently generating excess cash flow from operations as a result of the low level of the variable interest rate on the venture's first mortgage loan. The debt secured by the Summerwind property was provided by tax-exempt municipal bonds issued by
a local housing authority.   The interest rate on such debt, which is tied to
comparable tax-exempt bond obligations, fluctuated at between approximately 3% and 4% per annum on the venture's $8.3 million debt obligation during calendar 1993. Cash flow from the venture's operations during calendar 1993 would have been sufficient to cover debt service at a rate of approximately 6.5% per annum on the outstanding debt. The variable interest rate on the venture's debt is expected to rise in calendar 1994, which will reduce the amount of the excess cash flow available to cover the Partnership's operating expenses. Nonetheless, the venture is expected to operate above breakeven throughout calendar 1994. However, due to the rates of return demanded by potential buyers of multi-family residential properties at the present time, analysis of the venture's cash flow before debt service implies a market value which is significantly below the current debt obligation. Furthermore, it appears unlikely that market conditions will improve sufficiently in the near-to-intermediate term to generate any value above the debt position. Management intends to continue to operate the property to maximize cash flow until a disposition decision is made on the Woodchase property or until the variable interest rate increases to such an extent that the venture operates at below breakeven and the current debt service reserve fund is exhausted. Since management does not believe there is any current value to the Partnership's equity interest in Summerwind, the Partnership would not support cash flow deficits of the venture under the existing debt structure. Under such circumstances, the mortgage loan would be allowed to go into default and foreclosure, in all likelihood, would not be contested.

    On March 1, 1994, the Partnership, along with its co-venture partner, successfully refinanced the mortgage debt secured by the Woodchase Apartments with the existing lender. The debt had originally matured in September 1993, and negotiations on the terms of an extension, which had been initiated well in advance of the maturity date, took a considerable period of time to finalize. The length of time necessary to negotiate the extension was due, at least in part, to management's desire obtain an agreement which permitted the greatest flexibility to the Woodchase joint venture in terms of a possible near-term sale or refinancing transaction. As part of the terms of the extension agreement, the venture was able to negotiate the right to prepay the loan in full without penalty during the first 24 months of the extension period. Based on then stringent loan-to-value lending criteria, the cash flow from property operations was not sufficient to permit the underwriting of a new loan of sufficient size to repay the outstanding obligation at maturity. However, to the extent that property operations improve and/or lending criteria become less stringent, the venture retains the maximum flexibility to pursue a long-term refinancing transaction during this 2-year period. In addition, as discussed further below, the venture could choose to sell the operating investment property in the near-term. The new nonrecourse mortgage loan agreement contains a five-year extension of the maturity date to November 1, 1998. The note bears interest at a rate of 10.75% per annum. New payment terms require minimum principal and interest payments totalling $66,667 on a monthly basis. Of such payments, interest at a rate of 9% per annum is deducted and the remainder is applied toward the outstanding principal balance. The difference between interest at 10.75% and the minimum payments made by the venture which are attributable to interest will accrue and bear interest on a compounded basis. Cash flow generated by the property in excess of the minimum principal and interest payments will be payable to the lender on a quarterly basis to be applied against the outstanding accrued interest. Any unpaid accrued interest will be payable at maturity. The venture had been operating at approximately breakeven while making interest-only payments of 10% per annum under the terms of the prior debt agreement.

    Management negotiated the prepayment right on the Woodchase debt extension agreement at least partially in anticipation of the possibility of pursuing a liquidation of the Partnership in the near-term. Despite the lack of significant excess operating cash flow, an analysis of the estimated value of the Woodchase property places the potential sales price above the level of the current debt. However, based on the terms of the negotiated extension agreement, additional interest may accrue on the loan amount, causing the total obligation to increase. As a result, future appreciation in the property's value may be at least partially offset by an increase in the outstanding debt
obligation.   For this reason,  depending on management's view of the relevant market factors affecting the property's long-term appreciation potential, management may determine that a sale of the Woodchase property in the near-term would be in the Partnership's best interests. In order to prepare the Woodchase property for either a sale or refinancing, significant property repairs and improvements are needed over the next 12-to-18 months. Such improvements include repairing exterior wood siding and apartment balconies, painting the exterior of the buildings, replacing some of the roofs and redecorating the clubhouse. Management believes that cash flow from property operations will be sufficient to cover the costs of the planned improvements. If the Partnership's interest in Woodchase were sold, a liquidation of the Partnership would likely be initiated, and the Partnership's interest in Summerwind would be sold or assigned, most likely only for a nominal amount. In any event, management must weigh the costs of continued operations against the realistic hopes for any future additional recoveries of the Partnership's original investments in Woodchase and Summerwind. Management is currently evaluating the Partnership's possible future operating strategies in light of these circumstances.

    Upon the sale or disposition of the Partnership's investments, the taxable gain or loss incurred will be allocated among the partners. In the case where a taxable gain would be incurred, gain would first be allocated to the General Partners in an amount at least sufficient to eliminate their deficit capital balance. Any remaining gain would then be allocated to the Limited Partners. In certain cases, the Limited Partners could be allocated taxable income in excess of any liquidation proceeds that they may receive. Additionally, in cases where the disposition of any investment involves a foreclosure by, or voluntary conveyance to, the mortgage lender, taxable income could occur without distribution of cash. Income from the sale or disposition of the Partnership's investments would represent passive income to the partners which could be offset by each partners' existing passive losses, including any carryovers from prior years.

    At March 31, 1994, the Partnership and its consolidated joint venture had available cash and cash equivalents of approximately $367,000. As discussed further above, the consolidated Summerwind joint venture currently generates positive cash flow because the variable interest rate on the venture's outstanding mortgage indebtedness is presently at a very low level. As long as this long-term rate remains low, the venture should provide excess cash flow sufficient to cover the Partnership's operating expenses (excluding Partnership management fees which have been deferred since September of 1986). In the event that long-term interest rates rise significantly in the near future, this cash flow, which represents the Partnership's sole source of liquidity, may be impaired. The Partnership also had restricted cash of approximately $202,000 which is reserved solely for debt-service shortfalls of the Summerwind joint venture. The balance of cash and cash equivalents will be used for the working capital needs of the Partnership and its consolidated joint venture. The source of future liquidity and distributions to the partners is expected to be through proceeds received from the sale or refinancing of the two remaining investment properties.

RESULTS OF OPERATIONS
1994 Compared to 1993

    The Partnership had a net loss of approximately $672,000 for fiscal 1994, as compared to net income of approximately $7,633,000 in the prior year. The prior year net income resulted from the foreclosure of the LaJolla Marriott Hotel which, as explained below, resulted in an extraordinary gain from settlement of debt obligation of approximately $11,532,000. The extraordinary gain was partially offset by a loss on transfer of assets at foreclosure of approximately $2,928,000. The transfer of the Hotel's title to the lender through foreclosure proceedings was accounted for as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring". The extraordinary gain arose due to the fact that the balance of the mortgage loan and related accrued interest exceeded the estimated fair value of the Hotel investment and other assets transferred to the lender at the time of the foreclosure. The loss on transfer of assets resulted from the fact that the net carrying value of the Hotel exceeded the Hotel's estimated fair value at the time of foreclosure. Net loss prior to the extraordinary gain and the loss on foreclosure recognized in the prior year totalled approximately $971,000.

    Net loss also includes operating loss and the Partnership's share of unconsolidated venture's loss. Operating loss decreased by approximately 40% during fiscal 1994 primarily due to the foreclosure of the Hotel, which had been generating significant losses from operations prior to its foreclosure. In addition, there was a small decrease in the net operating loss from the Summerwind joint venture primarily due to an increase in rental income and a decrease in the interest expense on the venture's floating rate long-term debt. Occupancy at the Summerwind Apartments has been stable, in the high 90's, throughout each of the past two years. The increase in revenues has been due to the gradual increase in rental rates made possible by the improving market conditions referred to above. The increase in rental income and decrease in interest expense exceeded an increase in property operating expenses which resulted from an increase in repairs and maintenance expenses. Partnership general and administrative expenses and management fees remained stable, but increased as a percentage of revenues due to the fiscal 1993 Hotel foreclosure. General and administrative expenses have not declined with the loss of the Hotel property to foreclosure because there is a large fixed component to the costs associated with the Partnership's operations, which include accounting, auditing, investor communications and regulatory compliance expenses. Partnership management fees, which have been accrued but unpaid since September 1986, are equal to 1/2 of 1% of the Partnership's original gross offering proceeds. The Partnership's share of unconsolidated venture's loss, which represents the operating results of the Woodchase joint venture, decreased due to a small increase in rental income and a large decrease in real estate taxes, which were offset in part by an increase in repairs and maintenance expense and higher interest expense in the current year. Interest expense increased due to an increase in the interest rate on the venture's debt as part of the refinancing transaction completed during the current year, as discussed above. The increase in rental revenues at both the Summerwind and Woodchase properties in the current year is reflective of the gradually improving market conditions described above. Higher repairs and maintenance expenses is also a trend which reflects the increasing age of the properties.

1993 Compared to 1992

   The Partnership had net income of approximately $7,633,000 for fiscal 1993, as compared to a net loss of approximately $5,683,000 in the prior year. The net income for fiscal 1993 was due to the foreclosure of the LaJolla Marriott Hotel which, as explained above, resulted in an extraordinary gain from settlement of debt obligation of approximately $11,532,000. The extraordinary gain was partially offset by a loss on transfer of assets at foreclosure of approximately $2,928,000.

   The Partnership's net operating results also included operating loss and the Partnership's share of unconsolidated venture's loss. Operating loss decreased by approximately 87% in fiscal 1993 primarily due to the foreclosure of the Hotel, which had been generating significant losses from operations. In addition, net operating results from the Summerwind joint venture improved in fiscal 1993 primarily due to a slight increase in rental income and $141,000 decrease in interest expense. Interest expense of the Summerwind joint venture declined due to lower interest rates on the floating rate mortgage which encumbers the operating investment property. The Partnership's share of unconsolidated venture's loss, which represents the operating results of the Woodchase joint venture, decreased slightly due to a small increase in rental income and a small decrease in property operating expenses.

1992 Compared to 1991
   Net loss for fiscal 1992 was comprised of operating loss and the Partnership's share of unconsolidated venture's loss. The Partnership's net loss increased approximately 11% in 1992. This increase was primarily the result of an increase in interest expense and a decrease in net income from Hotel operations, prior to interest expense and depreciation. The increase in interest expense was a result of the Partnership's default under the terms of the modification agreement for the mortgage loan secured by the LaJolla Marriott. Upon receipt of the formal default notice from the lender in October 1991, interest began to accrue on the mortgage loan at the default rate of 15%. The entire amount of the principal and all unpaid interest (including default interest) outstanding under the La Jolla Marriott mortgage loan was nonrecourse to the Partnership. As a result, the Partnership was legally relieved of the entire obligation to the mortgage lender in April of 1992, upon the foreclosure of the operating property. The default interest accrual was required to be recorded in order for the Partnership's financial statements to be stated in accordance with generally accepted accounting principles as of March 31, 1992.

   Net income from Hotel operations, excluding interest expense and depreciation, decreased by approximately $418,000 in fiscal 1992. This decline was a result of hotel revenues decreasing by a larger percentage than the accompanying decrease in hotel expenses. Hotel revenues decreased due to further declines in occupancy levels and average room rates during the year. This was a result of the continued effects of the general downturn in the corporate and vacation travel business, along with intense competition from other hotels in the local area in which the Hotel operated. Average occupancy at the Hotel decreased from 78% for fiscal 1991 to 74% for fiscal 1992. In addition, the average room rate declined over this same period from $99 per night to $96 per night.

   The increase in interest expense and decrease in net income from Hotel operations were partially offset by a decrease in depreciation expense and a decrease in the Partnership's share of unconsolidated venture's loss. The decrease in depreciation expense was a result of furniture and fixtures at the Summerwind investment property having become fully depreciated in the prior year. The decrease in the Partnership's share of unconsolidated venture's loss from the Woodchase joint venture also resulted from a significant decrease in depreciation expense caused by furniture and fixtures having become fully depreciated in the prior year. In addition, rental revenues from the Woodchase Apartments increased by approximately 8% over the prior year, reflecting continued improvement in the local market conditions. Average occupancy at the Woodchase Apartments improved to 95% for calendar 1991, as compared to the level of 90% achieved for calendar 1990. In addition, the increase in revenues was partially attributable to an increase in rental rates made possible by such improving market conditions.

Inflation

   The Partnership commenced operations in 1985 and completed its eighth full year of operations in the current fiscal year. The effects of inflation and changes in prices on the Partnership's operating results to date have not been significant.

   Inflation in future periods may increase revenues, as well as operating expenses, at the Partnership's operating investment properties. Tenants at the Partnership's apartment properties have short-term leases, generally of one year or less in duration. Rental rates at these properties can be adjusted to keep pace with inflation, to the extent market conditions allow, as the leases are renewed or turned over. Such increases in rental income would be expected to at least partially offset the corresponding increases in Partnership and property operating expenses.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements and supplementary data are included under Item 14 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              PAINEWEBBER GROWTH PARTNERS THREE L. P.


                              By:  Third PW Growth Properties, Inc.
                                      Managing General Partner



                              By: /s/ Walter V. Arnold
                                Walter V. Arnold
                                Senior Vice President and
                                Chief Financial Officer



Dated:  March 29, 1995


                                      IV-2


                           ANNUAL REPORT ON FORM 10-K

                      ITEM 14(A)(1) AND (2) AND ITEM 14(D)

                    PAINEWEBBER GROWTH PARTNERS THREE L. P.

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                           Reference

PAINEWEBBER GROWTH PARTNERS THREE L. P.:

  Report of independent auditors                            F-2

  Consolidated balance sheets as of March 31, 1994 and 1993 F-3

  Consolidated statements of operations for the years ended March 31, 1994,
1993 and 1992                                               F-4

  Consolidated statements of changes in partners' deficit for the years ended
    March 31, 1994, 1993 and 1992                           F-5

  Consolidated statements of cash flows for the years ended March 31, 1994,
1993 and 1992                                               F-6

  Notes to consolidated financial statements                F-7

  Schedule XI - Real Estate and Accumulated Depreciation   F-16


ST. LOUIS WOODCHASE ASSOCIATES:

  Report of independent auditors                           F-17

  Balance sheets as of December 31, 1993 and 1992          F-18

  Statements of operations and changes in partners' capital (deficit) for the
    years ended December 31, 1993, 1992 and 1991           F-19

  Statements of cash flows for the years ended December 31, 1993, 1992 and 1991 F-20

  Notes to financial statements                            F-21

  Schedule XI - Real Estate and Accumulated Depreciation   F-24

Other financial statement schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.



                 REPORT OF INDEPENDENT AUDITORS




The Partners


PaineWebber Growth Partners Three L.P.:

    We have audited the accompanying consolidated balance sheets of PaineWebber Growth Partners Three L.P. as of March 31, 1994 and 1993, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the three years in the period ended March 31, 1994. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PaineWebber Growth Partners Three L.P. at March 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.












                           /s/ Ernst & Young
                                  ERNST & YOUNG
Boston, Massachusetts
June 10, 1994


                    PAINEWEBBER GROWTH PARTNERS THREE L. P.

                          CONSOLIDATED BALANCE SHEETS
                            March 31, 1994 and 1993

                                     ASSETS


                                                            1994      1993

Operating investment property, at cost:
   Land                                             $    670,233  $  670,233
   Buildings                                           7,931,513   7,931,513
   Equipment and improvements                            524,790     523,498
                                                       9,126,536   9,125,244
   Less accumulated depreciation                      (2,795,034) (2,525,816)
                                                       6,331,502   6,599,428

Investment in unconsolidated joint
 venture, at equity                                      489,553     722,644
Cash and cash equivalents                                366,821     206,470
Restricted cash                                          201,543     197,184
Accounts receivable                                        1,760     127,155
Prepaid expenses                                          19,775      32,838
Deferred expenses, net of accumulated
 amortization  of $209,555
($154,289 in 1993)                                       177,314     232,580
Other assets                                             226,604     226,604
                                                    $  7,814,872 $ 8,344,903

                       LIABILITIES AND PARTNERS' DEFICIT

Accounts payable and accrued expenses             $       90,263  $   98,347
Accrued interest payable                                 166,824     141,812
Accounts payable - affiliates                                  -       3,522
Loans payable to affiliates                              357,318     357,318
Deferred management fees                                 987,101     858,816


Notes payable                                          8,330,000   8,330,000
        Total liabilities                              9,931,506   9,789,815

Partners' deficit:
  General Partners:
    Capital contribution                                   1,000       1,000
    Cumulative net loss                                  (83,149)    (49,563)

  Limited Partners ($1,000 per Unit, 25,657
    units outstanding at March 31, 1994 and 1993):
    Capital contributions, net of offering
      costs of $3,192,941                             22,464,059  22,464,059
    Cumulative net loss                              (24,197,669)(23,559,533)
    Cumulative cash distributions                       (300,875)   (300,875)
         Total partners' deficit                      (2,116,634) (1,444,912)
                                                    $  7,814,872$  8,344,903



                            See accompanying notes.


                    PAINEWEBBER GROWTH PARTNERS THREE L. P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               For the years ended March 31, 1994, 1993 and 1992


                                              1994        1993        1992
REVENUES:
   Hotel revenues                        $         - $ 1,244,277 $16,469,941
   Rental income                           1,325,374   1,269,658   1,251,830
   Other revenues                                  -           -     648,750
   Interest income                            15,967       6,857      11,659
                                           1,341,341   2,520,792  18,382,180
EXPENSES:
   Hotel operating expenses                        -   1,112,360  14,425,108
   Loss on transfer of assets at foreclosure       -   2,927,984           -
   Interest expense and related fees         362,501     694,207   5,801,426
   Depreciation and amortization             324,484     427,835   2,606,690
   Property operating expenses               798,940     717,571     673,906
   Partnership management fees               128,285     128,285     128,285
   General and administrative                165,762     166,501     180,995
                                           1,779,972   6,174,743  23,816,410

Operating loss                              (438,631) (3,653,951) (5,434,230)

Partnership's share of unconsolidated
   venture's loss                           (233,091)   (245,290)   (249,097)

Loss before extraordinary gain              (671,722) (3,899,241) (5,683,327)

Extraordinary gain from settlement
   of debt obligation                              -  11,532,447          -


Net income (loss)                      $    (671,722)$ 7,633,206 $(5,683,327)

Net income (loss) per Limited
 Partnership Unit:

   Loss before extraordinary gain           $ (24.87)   $(129.37)   $(210.44)
   Extraordinary gain                              -      367.93           -
   Net income (loss)                        $ (24.87)   $ 238.56    $(210.44)




The above per Limited Partnership Unit information is based upon the 25,657 Limited Partnership Units outstanding for each year.






                           See accompanying notes.


                    PAINEWEBBER GROWTH PARTNERS THREE L.P.

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
              For the years ended March 31, 1994, 1993 and 1992



                                           General      Limited
                                           Partners     Partners      Total

Balance at March 31, 1991              $(1,276,950)  $(2,117,841)  $(3,394,791)

Net loss                                  (284,166)   (5,399,161)   (5,683,327)

BALANCE AT MARCH 31, 1992               (1,561,116)   (7,517,002)   (9,078,118)

Net income                               1,512,553     6,120,653     7,633,206

BALANCE AT MARCH 31, 1993                  (48,563)   (1,396,349)   (1,444,912)

Net loss                                   (33,586)     (638,136)     (671,722)

BALANCE AT MARCH 31, 1994            $     (82,149)  $(2,034,485)  $(2,116,634)






                           See accompanying notes.


             PAINEWEBBER GROWTH PARTNERS THREE L. P.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the years ended March 31, 1994, 1993 and 1992
        Increase (Decrease) in Cash and Cash Equivalents



                                              1994        1993          1992

Cash flows from operating activities:
 Net income (loss)                        $ (671,722) $ 7,633,206  $(5,683,327)
 Adjustments to reconcile net income
  (loss) to net cash  provided by
  (used for) operating activities:
    Partnership's share of
     unconsolidated venture's loss            233,091     245,290      249,097
    Depreciation and amortization             324,484     427,835    2,606,690
    Deferred interest                               -     299,296            -
    Deferred management fees                  128,285     161,265      810,686
    Interest expense on note payable                -       4,297            -
    Loss on transfer of assets at foreclosure       -   2,927,984            -
    Extraordinary gain from settlement of debt      - (11,532,447)           -
    Changes in assets and liabilities:
    Cash subject to transfer at foreclosure         -      (7,715)           -
    Accounts receivable                       125,395    (226,789)     112,072
    Inventories                                     -     (89,854)      76,412
    Prepaid expenses                           13,063       2,807      (37,115)
    Other assets                                    -      (6,362)           -
    Due to Marriott                                 -      44,707            -
    Accounts payable and accrued expenses      (8,084)    (65,991)    (182,058)
    Accrued interest payable                   25,012      28,229    2,090,593
    Accounts payable - affiliates              (3,522)     (9,386)     443,036
      Total adjustments                       837,724  (7,796,834)   6,169,413
      Net cash provided by (used for)
       operating activities                   166,002    (163,628)     486,086


Cash flows from investing activities:
 Net withdrawals from escrow
  reserve for repairs and replacements             -       56,399      567,214
 Additions to operating investment
 properties                                   (1,292)           -     (810,621)
      Net cash provided by (used for)
        investing activities                  (1,292)      56,399     (243,407)

Cash flows from financing activities:
 Decrease in escrow reserve for debt service       -            -      170,481
 Deposits to restricted cash                  (4,359)      (5,093)      (9,010)
      Net cash provided by (used for)
        financing activities                  (4,359)      (5,093)     161,471

Net increase (decrease) in cash and
 cash equivalents                             160,351    (112,322)     404,150
Less: Cash subject to transfer at
 foreclosure                                        -           -      (432,123)
                                              160,351    (112,322)      (27,973)

Cash and cash equivalents,
  beginning of year                           206,470     318,792       346,765

Cash and cash equivalents, end of year    $   366,821 $   206,470    $  318,792

Cash paid during the year for interest    $   214,275 $   366,682    $3,710,833


                            See accompanying notes.


1. General

       PaineWebber Growth Partners Three L. P. (the "Partnership") is a limited partnership organized pursuant to the laws of the State of Delaware in May 1985 for the purpose of investing in a portfolio of rental apartments or commercial properties which had potential for capital appreciation. The Partnership authorized the issuance of units (the "Units") of limited partnership interests (at $1,000 per Unit) of which 25,657 were subscribed and issued between September 3, 1985 and July 31, 1986. The Partnership originally invested the proceeds of the offering in three operating properties. As further discussed in Note 4, on April 21, 1992 the Partnership's largest asset, the LaJolla Marriott Hotel, was foreclosed on by the mortgage lender after extensive workout negotiations failed to produce an acceptable modification agreement.

2. Summary of Significant Accounting Policies

       The joint ventures in which the Partnership has invested are required to maintain their accounting records on a calendar year basis for income tax reporting purposes. As a result, the Partnership records its share of the operations of the joint ventures based on financial information which is three months in arrears to that of the Partnership.

       The accompanying consolidated financial statements include the Partnership's investments in two joint venture partnerships which own opera-ting properties. As further discussed in Note 4, the Partnership acquired complete control of Tara Associates, Ltd. in fiscal 1990 as a result of an amendment to the joint venture agreement. Accordingly, the accompanying financial statements present the financial position and results of operations of this joint venture on a consolidated basis. As discussed above, the joint venture has a December 31 year-end and operations of the venture continue to be reported on a three-month lag. All material transactions between the Partnership and the joint venture have been eliminated upon consolidation, except for lag period cash transfers. The joint venture's operating investment property (Summerwind Apartments) is carried at the lower of cost, adjusted for certain guaranteed payments (see
   Note 4) and accumulated depreciation, or net realizable value. The net realizable value of a property held for long-term investment purposes is measured by the recoverability of the Partnership's investment through expected future cash flows on an undiscounted basis, which may exceed the property's current market value. The net realizable value of a property held for sale approximates its market value. The Partnership's investment in the Summerwind Apartments was considered to be held for long-term investment purposes as of March 31, 1994 and 1993.

       Depreciation expense is computed using the straight-line method over an estimated useful life of thirty years for buildings and five years for the equipment and improvements. Acquisition fees paid to PaineWebber Properties Incorporated (PWPI) have been capitalized and are included in the cost of the operating investment property.

       The Partnership accounts for its other joint venture investment using the equity method. Under the equity method the investment in a joint venture is carried at cost adjusted for the Partnership's share of the venture's earnings and losses and distributions. See Note 5 for a description of this joint venture partnership.


       The consolidated joint venture leases apartment units under leases with terms generally of one year or less. Rental income is recorded monthly as earned.

       As more fully discussed in Note 4, on April 21, 1992, the holder of the mortgage debt secured by the Partnership's wholly-owned hotel property in La Jolla, California, foreclosed on the property due to the Partnership's failure to make full and timely debt service payments. As a result of the foreclosure, all of the remaining assets and liabilities related to this operating investment property were transferred to the lender or otherwise disposed of upon foreclosure. The wholly-owned operating investment property (the LaJolla Marriott Hotel) had been carried at cost less accumulated depreciation. Depreciation expense had been computed using the straight-line method over an estimated useful life of thirty years for the building and ten years for equipment and improvements. Acquisition fees paid to PWPI and other expenses, including certain professional fees and a guaranty fee paid to Marriott Corporation, were capitalized as part of the cost of the operating investment property.

       Deferred expenses at March 31, 1994 and 1993 consist of loan fees of Tara Associates, Ltd., the Partnership's consolidated joint venture, which are being amortized on a straight-line basis over the remaining term of the loan.

       For purposes of reporting cash flows, the Partnership considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.


       No provision for income taxes has been made as the liability for such taxes is that of the individual partners rather than the Partnership. Upon the sale or disposition of the Partnership's investments, the taxable gain or loss incurred will be allocated among the partners. In the case where a taxable gain would be incurred, gain would first be allocated to the General Partners in an amount at least sufficient to eliminate their deficit capital balance. Any remaining gain would then be allocated to the Limited Partners. In certain cases, the Limited Partners could be allocated taxable income in excess of any liquidation proceeds that they may receive. Additionally, in cases where the disposition of any investment involves a foreclosure by, or voluntary conveyance to, the mortgage lender, taxable income could occur without distribution of cash. Income from the sale or disposition of the Partnership's investments would represent passive income to the partners which could be offset by each partners' existing passive losses, including any carryovers from prior years.
.
3. The Partnership Agreement and Related Party Transactions

       The General Partners of the Partnership are Third PW Growth Properties, Inc. (the "Managing General Partner"), a wholly-owned subsidiary of PaineWebber Group Inc. ("PaineWebber") and Properties Associates 1985, L.P. (the "Associate General Partner"), a Virginia limited partnership, certain limited partners of which are also officers of PWPI and the Managing General Partner. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by PWPI pursuant to an advisory contract. The General Partners, PWPI and other affiliates receive fees and compensation, determined on an agreed upon basis, in consideration of various services performed in connection with the sale of the Units, the management of the Partnership and the acquisition, management, financing and disposition of Partnership investments. In addition, the General Partners and their affiliates are reimbursed for their direct expenses relating to the offering of units, the administration of the Partnership and the operations of the Partnership's real property investments.

       Selling commissions paid by the Partnership to PaineWebber Incorporated, a wholly-owned subsidiary of PaineWebber, for the sale of Limited Partnership interests aggregated $2,180,845 through the conclusion of the offering period. In connection with investing Partnership capital in investment properties, PWPI was paid acquisition fees of $1,282,850, equal to 5% of the gross proceeds of the offering.

       All distributable cash, as defined, for each fiscal year will be distributed annually in the ratio of 95% to the Limited Partners and 5% to the General Partners. All sale or refinancing proceeds shall be distributed in varying proportions to the Limited and General Partners, as specified in the Partnership Agreement.

       Pursuant to the terms of the Partnership Agreement, taxable income and tax losses of the Partnership from both current operations and capital transactions generally will be allocated 95% to the Limited Partners and 5% to the General Partners, except that the General Partners shall be allocated an amount of taxable income from a capital transaction at least sufficient to eliminate their deficit capital account balance. Allocations of the Partnership's operations between the General Partners and the Limited Partners for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss.


       Under the advisory contract, PWPI has specific management responsibilities: to administer the day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the Managing General Partner. PWPI earns an annual management fee of up to 1/2 of 1% of the gross offering proceeds. PWPI earned management fees of approximately $128,000 for each of the three years ended March 31, 1994, 1993 and 1992. PWPI has deferred payment of its management fee since September of 1986 pending the generation of cash flow from the Partnership's investment properties. Deferred management fees at March 31, 1994 and 1993 consists of $987,101 and $858,816, respectively, due to PWPI.

       Included in general and administrative expenses for the years ended March 31, 1994, 1993 and 1992 is $44,754, $53,325 and $57,329, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership. Accounts payable -affiliates at March 31, 1993 consists of $3,522 payable to an affiliate of the Managing General Partner for reimbursement of such expenses.

       The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $183, $1,649 and $354 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1994, 1993 and 1992, respectively.
       .
4. Operating Investment Properties


       As of March 31, 1994 and 1993, the Partnership's balance sheet includes one consolidated operating investment property: the Summerwind Apartments, owned by Tara Associates, Ltd., a majority owned and controlled joint venture. As described below, the holder of the first mortgage loan on the LaJolla Marriott Hotel took title to the property through foreclosure proceedings on April 21, 1992.

   LaJolla Marriott Hotel- LaJolla, California

       The LaJolla Marriott Hotel (the "Hotel"), is a 14-story, 274,200 square foot complex with 360 guest rooms located on approximately 4.6 acres of land in LaJolla, California. The Hotel was purchased by the Partnership in December of 1985.

      The transfer of the Hotel's title to the lender was accounted for as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". As a result, the Partnership recorded an extraordinary gain from settlement of debt obligation of approximately $11,532,000, partially offset by a loss on transfer of assets at foreclosure of approximately $2,928,000. The extraordinary gain arises due to the fact that the balance of the mortgage loan and related accrued interest exceeded the estimated fair market value of the Hotel investment, and other assets transferred to the lender, at the time of the foreclosure. The loss on transfer of assets results from the fact that the net carrying value of the Hotel exceeded its estimated fair value at the time of the foreclosure.


      The following is a summary of Hotel revenues and operating expenses from April 1, 1992 through the date of foreclosure, April 21, 1992 and for the year ended March 31, 1992.

                                      Period           Year
                                      ended            ended
                                  April 12, 1992    March 31, 1992
  REVENUES:
    Guest rooms                    $    670,339  $ 8,755,713
    Food and beverage                   464,949    6,084,021
    Other revenues                      108,989    1,630,207
                                    $ 1,244,277  $16,469,941
  OPERATING EXPENSES:
    Guest rooms                    $    168,212 $  2,074,960
    Food and beverage                   382,658    4,822,355
    Management fees                      70,308    1,486,928
    Selling, general and
      administrative                     11,395    1,848,380
    Operating expenses                  437,687    2,533,620
    Repairs and maintenance                   -      806,102
    Real estate and personal
     property tax                        42,100      582,851
    Advertising                               -      269,912
                                   $  1,112,360  $14,425,108

      The operating expenses noted above include significant transactions with Marriott Corporation. All Hotel employees were employees of Marriott and the related payroll costs were allocated to the Hotel operations by Marriott. A majority of the supplies and food purchased by the Hotel were purchased from an affiliate of Marriott. In addition, Marriott also allocated employee benefit costs, advertising costs and management training costs to the Hotel.

   Summerwind Apartments - Jonesboro, Georgia

      Tara Associates, Ltd., a Georgia limited partnership (the "joint venture") was organized on December 19, 1983 to acquire and operate a 208-unit apartment complex, Summerwind Apartments, located in Jonesboro, Georgia. On October 8, 1985 the Partnership acquired a 70% general partnership interest in the joint venture. The remaining 30% general and limited partnership interests were owned by John Lie-Nielson (the "co-venturer").

      Effective February 23, 1990, the Tara Associates, Ltd. joint venture agreement was amended to provide that the co-venturer's entire general partnership interest be converted to a limited partnership interest. In addition, the amended agreement specifies that the co-venturer shall have no further liability for guaranty fees or mandatory loans, as discussed further below. The conversion of the co-venturer's interest to that of a limited partner effectively gave the Partnership complete control over the investment property. As a result, the accompanying financial statements present the financial position and results of operations of the joint venture on a consolidated basis. As discussed in Note 2, the Partnership's policy is to report the operations of the joint venture on a three-month lag. The aforementioned amendment did not change the partners' ownership percentages in the venture or any other terms of the original joint venture agreement besides those referred to above.


      The aggregate cash investment by the Partnership for its interest was approximately $2,427,000 (including an acquisition fee of $141,000 paid to the Adviser). The apartment complex was acquired subject to a mortgage loan of $8,330,000 at the time of closing. On March 15, 1990, the mortgage loan was refinanced, as discussed further in Note 6. As part of the refinancing agreement, the Partnership was required to place $200,000 into a debt service fund, held jointly by the Partnership and the lender. These monies are restricted solely for debt service shortfalls of the operating property, but may be returned to the Partnership if the property achieves specified operating results. The balance of restricted cash for this reserve account was $201,543 and $197,184 at December 31, 1993 and 1992, respectively.

      The joint venture agreement provides that distributable funds will be distributed as follows: 1) to repay interest and principal on optional loans; 2) to repay interest and principal on mandatory loans; 3) to the Partnership until it has received $180,800 per calendar year for the period from the date of organization; and 4) any remainder 70% to the Partnership
   and 30% to the co-venturer.   Net proceeds from a sale or refinancing shall
   be made in the same manner as (1) through (3) above; and then: (4) to the Partnership until it shall have received cumulative distributions of $2,599,000; and; (5) any remainder, 70% to the Partnership and 30% to the co-venturer.

      Losses shall be allocated 100% to the Partnership and income shall be allocated in the same proportion as distributable funds. If no funds were distributed, then income is to be allocated 100% to the Partnership.

      The joint venture agreement provides that if additional cash was required to fund negative cash flow for a period of 24 months ending in October 1987


   (the guaranty period), the co-venturer and an affiliate of the co-venturer were obligated to fund any capital deficits, as defined, of the joint venture. The joint venture received payments aggregating $647,485 through the end of the Guaranty Period. Such payments have been recorded as a reduction in the basis of the operating investment property for financial reporting purposes. For a period of twelve months following the guaranty period, the co-venturer and an affiliate were obligated to make mandatory loans to the joint venture to fund any negative cash flow. The mandatory loans bear interest at the prime rate plus 1% of the lending institution.
   At December 31, 1993 and 1992, the joint venture had mandatory loans outstanding from the co-venturer and an affiliate of approximately $357,000. Subsequent to October 1988, if the joint venture requires additional cash, it may be provided by either partner as optional loans. Optional loans bear interest at the prime rate plus 1% per annum. The Partnership has made optional loans totalling $1,149,181 to the joint venture as of December 31, 1993. Outstanding accrued interest payable to the Partnership totalled $29,610 as of December 31, 1993. The principal balance of these optional loans, along with the related interest expense, are eliminated in consolidation.

      The joint venture has entered into a property management contract with an affiliate of the co-venturer, cancellable at the Partnership's option upon the occurrence of certain events. The management fee is equal to 5% of the gross receipts, as defined.

      The following is a summary of property operating expenses for the years ended December 31, 1993, 1992 and 1991.

                                     1993      1992      1991


  Property operating expenses:
     Repairs and maintenance      $ 288,399 $ 220,046$  182,511
     Salaries and related expenses  131,906   145,433   150,701
     Administrative and other       117,641   111,969   112,683
     Property taxes                  91,937    89,767    86,528
     Utilities                      102,391    86,688    79,190
     Management fee                  66,666    63,668    62,293
                                  $ 798,940 $ 717,571 $ 673,906


5. Investment in Unconsolidated Joint Venture

      The Partnership has an investment in one unconsolidated joint venture, St. Louis Woodchase Associates. The unconsolidated joint venture is accounted for on the equity method in the Partnership's financial statements based on financial information of the venture which is three months in arrears to that of the Partnership.

      Condensed financial statements of the unconsolidated joint venture, for the periods indicated, are as follows:

                            CONDENSED BALANCE SHEETS
                           December 31, 1993 and 1992
                                     Assets


                                                          1993        1992

   Current assets                                   $     93,564  $      81,095
   Operating investment property, net                  8,320,135      8,657,110
   Deferred expenses, net                                 61,768         12,361
                                                      $8,475,467    $ 8,750,566

                   Liabilities and Venturers' Capital (Deficit)

   Current portion of long-term mortgage debt       $     84,639    $ 8,000,000
   Other current liabilities                             156,865        100,644
   Other liabilities                                      35,368         38,218
   Loans from partners and accrued interest              322,604        304,704
   Long-term mortgage debt                             7,901,978              -

   Partnership's share of venturers' capital             480,160        713,251
   Co-venturer's share of venturers' deficit            (506,147)      (406,251)
                                                     $ 8,475,467    $ 8,750,566

                             CONDENSED SUMMARY OF OPERATIONS
                  For the years ended December 31, 1993, 1992 and 1991

                                              1993        1992        1991

   Rental revenues                       $ 1,387,082 $ 1,367,975 $ 1,347,647
   Interest income                             2,585       3,312       7,081
   Other income                               34,797      37,380      41,008
      Total revenues                       1,424,464   1,408,667   1,395,736



   Property operating expenses               583,951     601,047     609,073
   Interest expense                          814,831     800,000     800,000
   Depreciation and amortization             358,669     358,034     350,097
      Total expenses                       1,757,451   1,759,081   1,759,170

   Net loss                              $  (332,987)$  (350,414)$  (363,434)

   Net loss:
     Partnership's share of net loss     $  (233,091)$  (245,290)$  (249,097)
     Co-venturer's share of net loss         (99,896)   (105,124)   (114,337)
                                         $  (332,987)$  (350,414)$  (363,434)



                RECONCILIATION OF PARTNERSHIP'S INVESTMENT
                         March 31, 1994 and 1993

                                            1994            1993


   Partnership's share of capital at
    December 31, as shown above         $  480,160      $   713,251
   Partnership's share of venture's
     current liabilities                     9,393            9,393
      Investments in joint venture, at
       equity at March 31               $  489,553      $   722,644



   Investment in unconsolidated joint venture, at equity, at March 31, 1994 and 1993 is the Partnership's net investment in the Woodchase joint venture.
   The joint venture is subject to a partnership agreement which determines the distribution of available funds, the disposition of the venture's assets and the rights of the partners, regardless of the Partnership's percentage ownership interest in the venture. Substantially all of the Partnership's investment in this joint venture is restricted as to distributions.

A description of the unconsolidated joint venture's property and the terms of the joint venture agreement are summarized below:

   St. Louis Woodchase Associates - St. Louis, Missouri

   St. Louis Woodchase Associates, a Missouri general partnership (the "joint venture") was organized on December 27, 1985 by PaineWebber Growth Partners Three, L. P., a Delaware limited partnership (the "Partnership") and St. Louis Woodchase Company, Ltd. (the "co-venturer") to acquire and operate Woodchase Apartments, a 186-unit apartment complex in St. Louis, Missouri. The co-venturer is an affiliate of The Paragon Group. The property was purchased on December 31, 1985.

   The aggregate cash investment by the Partnership for its interest was approximately $2,465,000 (including an acquisition fee of $145,000 paid to the Adviser). The apartment complex was encumbered by a mortgage loan of $10,200,000 at the time of purchase. On June 7, 1988 the joint venture which owns the Woodchase Apartments entered into an agreement with the original mortgage holder which permitted the repayment of the mortgage on July 1, 1988 at a discount of more than $2 million.



   During fiscal 1994, the joint venture refinanced its $8,000,000 nonrecourse mortgage notes payable secured by the operating investment property with the existing lender. The original mortgage notes payable matured on September 27, 1993. The new note payable has an effective date of November 1, 1993 and formally closed on March 1, 1994. The note bears interest at 9% and is payable in monthly installments, including principal and interest of $66,667 through November 1, 1998. Additional interest at the rate of 1.75% shall accrue monthly on the outstanding principal balance and 10.75% shall accrue on the unpaid interest balance. Subject to the terms of the loan agreement, net cash flow from operations, as defined and if available, will be applied to fund the additional interest quarterly. In addition, the joint venture is required to submit monthly escrow deposits of $3,875 for an operating investment property replacement reserve. Amounts in the replacement reserve have been pledged as additional collateral for the operating investment property.

   The joint venture agreement provides that the Partnership will receive from available cash flow (after payment of any interest on operating loans by the parties to the joint venture) an annual, cumulative preferred base return, payable monthly, of 8% of the Partnership's net investment. Thereafter any remaining cash flow shall be distributed 70% to the Partnership and 30% to the co-venturer. The Partnership's cumulative preference return in arrears totalled approximately $1,479,000 and $1,292,000 at December 31, 1993 and 1992, respectively.

   After the end of each month during the year in which the Partnership has not received its cumulative preference return, the co-venturer shall distribute to the Partnership the lesser of (a) the excess, if any, of the


   Partnership's cumulative preference return over the aggregate amount of net cash flow previously distributed to the Partnership during the year or (b) any net cash flow distributed to the co-venturer during the year.

   Net income and net loss from operations shall be allocated in any year in the same proportions as actual cash distributions, provided that the co-venturer shall not be allocated less than 30% of the net income or net loss after the Partnership has received cumulative losses equal to $4,086,250. The Partnership was allocated cumulative losses equal to this threshold during 1990. Additionally, the co-venturer shall not be allocated net income in excess of cash distributions distributed to it during any year.

   Upon sale or refinancing, proceeds shall be distributed in the following order of priority (after payment of mortgage debt and other indebtedness of the joint venture): 1) the Partnership and the co-venturer shall receive any amounts due for operating loans or additional cash contributions; 2) the Partnership shall receive $2,685,250 plus certain closing costs incurred; 3) the Partnership shall receive the aggregate amount of its cumulative annual preference return not previously distributed; 4) the co-venturer shall receive any accrued interest and principal of mandatory loans (as described below); 5) the manager of the complex, an affiliate of the co-venturer, shall receive any subordinated management fees. Any remaining proceeds shall be distributed 70% to the Partnership and 30% to the co-venturer.

   The co-venturer guaranteed payment of all operating expenses and debt service plus a $3,000 annual return to the Partnership from the date of closing through December 31, 1987 (the Guaranty Period). The joint venture received payments aggregating $347,290 during the Guaranty Period. Such amounts have been recorded as a reduction of the basis of the operating property for financial reporting purposes. The co-venturer was required to make mandatory loans to the joint venture to pay all operating expenses and debt service plus a $3,000 annual return to the Partnership for the twelve-month period following the Guaranty Period. Mandatory loans totalling $130,211 have been made by the co-venturer. Such loans bear interest at 1% above the prime lending rate. The co-venturer was paid a fee of $288,000 in consideration for its agreement to provide the guaranty and make the mandatory loans. After the mandatory loan period, if additional cash is required in connection with the joint venture, it may be provided by the Partnership and the co-venturer as loans (evidenced by operating notes) to the joint venture. Such loans are to be provided 70% by the Partnership and 30% by the co-venturer. Operating loans totalling $86,593 have been made 100% by the co-venturer through December 31, 1993. Interest payable to the co-venturer on the mandatory and optional loans totalled $105,800 and $87,900 at December 31, 1993 and 1992, respectively.

   The joint venture has entered into a property management contract with an affiliate of the co-venturer, cancellable at the option of the joint venture upon the occurrence of certain events. The management fee is equal to 5% of the gross receipts, as defined.

6. Notes payable

   Notes payable at March 31, 1994 and 1993 consists of the following:

                                            1994          1993
   Mortgage loan payable which secures Housing
   Authority of Clayton County Collateralized
   Loan-to-Lender Housing Revenue Bonds.  The
   nonrecourse mortgage loan is secured by a deed
   to secure debt and a security agreement
   covering Tara Associates Ltd.'s real and
   personal property.  See discussion below
   regarding
   refinancing in calendar year 1990.   $   8,330,000  $ 8,330,000

      The Summerwind Apartments were originally financed with the proceeds of a 10 7/8% mortgage loan which secured $8,330,000 1983 Series A Housing Authority of Clayton County Collateralized Loan-to-Lender Housing Revenue Bonds. On March 15, 1990, the original loan secured by the Summerwind Apartments was refinanced through the issuance of $8,330,000 of 1989 Series Housing Authority of Clayton County Collateralized Loan-to-Lender Revenue Bonds. The refinancing changed the interest rate on the bond from a fixed rate of 10-7/8% per annum to a floating rate. The floating rate is reset weekly based on the market rate for tax exempt securities with similar maturities, as determined by the bond underwriter (3.4% and 4.2% at December 31, 1993 and 1992, respectively). The maximum interest rate is 15%. During the floating rate period, the Partnership may elect, with the written consent of the lender and the Credit Facility obligor, as defined, to have the floating rate converted to a fixed rate. If the floating rate is converted to a fixed rate, the bonds would then be subject to a redemption premium as specified in the Bond Agreement. Interest only is payable monthly in arrears on the first day of each month and on the maturity date of the loan. The new mortgage loan is subject to various prepayment provisions including a mandatory redemption on March 16, 1997, the first scheduled remarketing date, as defined.


      The revenue bonds, which are secured by the mortgage loan, are also secured by an irrevocable letter of credit agreement (the Agreement) between the lender and the Housing Authority of Clayton County. The letter of credit, which will expire on March 16, 1997, is an irrevocable obligation of the lender up to an amount sufficient to pay the then outstanding principal of the bonds plus 45 days interest calculated at 15% per annum. Under the terms of the Agreement, the joint venture must pay a fee to the lender at an annual rate of 1% of the mortgage loan. The fee is payable monthly in arrears until termination of the Agreement. During 1993, 1992 and 1991, fees incurred under the letter of credit were $83,300 in each year and have been included in interest expense and related fees in the accompanying statement of operations.

      The Summerwind mortgage loan agreement provides, among other things, that at least 20% of the project units are to be set aside for "low income housing", as defined. In addition, the loan has certain prepayment penalties, including the mandatory repayment of the outstanding balance of the loan upon a determination that interest on the underlying revenue bonds is includable for Federal income tax purposes in income of the recipients.

      Also, as part of the refinancing agreement for the Summerwind mortgage loan, the Partnership was required to place $200,000 into a debt service fund, held jointly by the Partnership and the lender. These monies are restricted solely for debt service shortfalls of the operating property, but may be returned to the Partnership if the property achieves specified operating results. The balance of the restricted cash was $201,543 and $197,184 at December 31, 1993 and 1992, respectively.

7. Commitments



      Tara Associates, Ltd. has entered into a security contract which covers fire, burglary, and emergency protection on the apartment units. The contract expires August 15, 1994. Future minimum payments are $18,626 for the year ended December 31, 1994.


SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                PAINE WEBBER GROWTH PARTNERS THREE, L.P.

                          SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION

                                             March 31, 1994

                                                                                                                          Life
                                                Costs                                                                   on Which
                                               Capitalized                                                              Depreciation
                            Initial Cost to    (Removed)                                                                  in Latest
                                Partnership  Subsequent to  Gross Amount at Which Carried at                              Income
                                Venture      Acquisition        End of Year                                               Statement
                                   Buildings &  Buildings &           Buildings &       Accumulated   Date of   Date         is
Description  Encumbrances   Land   Improvements Improvements   Land   Improvements TotalDepreciation ConstructionAcquired Computed
Summerwind
 Apartments
 Jonesboro,
 GA         $ 8,330,000  $  720,091 $ 8,610,789 $(204,344) $670,233  $8,456,303 $ 9,126,536 $ 2,795,034  1985   10/8/85  5-30 yrs

Notes

(A) The aggregate cost of real estate owned at March 31, 1994 for Federal income tax purposes is approximately $9,332,000.
(B) See Note 6 of Notes to Financial Statements for a description of the debt encumbering the property.
(C) Reconciliation of real estate owned:
                                           1994              1993             1992

   Balance at beginning of period     $9,125,244       $ 9,125,244       $60,403,884
   Acquisitions and improvements           1,292                 -           810,621
   Assets foreclosed on subsequent
     to year-end (1)                           -                 -       (52,089,261)
   Balance at end of period           $9,126,536       $ 9,125,244       $ 9,125,244

(D)  Reconciliation of accumulated depreciation:

   Balance at beginning of period     $2,525,816       $ 2,256,727       $13,035,515
   Accumulated depreciation on
    assets foreclosed on
    subsequent to year-end <FN1>               -                 -       (13,330,210)
   Depreciation expense                  269,218           269,089         2,551,422
   Balance at end of period           $2,795,034      $  2,525,816       $ 2,256,727


 <FN1> See Note 4 of Notes to Financial Statements
   for a discussion regarding the foreclosure of the Partnership's wholly-owned operating property (the La Jolla Marriott Hotel) on April 21, 1992.


                    REPORT OF INDEPENDENT AUDITORS




The Partners
St. Louis Woodchase Associates:

   We have audited the accompanying balance sheets of St. Louis Woodchase Associates (the "Joint Venture") as of December 31, 1993 and 1992 and the related statements of operations and changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of St. Louis Woodchase Associates at December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.









                          /s/ Ernst & Young
                                  ERNST & YOUNG


Boston, Massachusetts
January 20, 1994
except for Note 4,
as to which the date is
March 1, 1994


                         ST. LOUIS WOODCHASE ASSOCIATES

                                 BALANCE SHEETS



                           December 31, 1993 and 1992

                                     ASSETS

                                           1993         1992

CURRENT ASSETS:
  Cash and cash equivalents           $     43,053    $  70,815
  Escrow deposits                              973          773
  Rent receivable                                -          325
  Prepaid expenses                           9,538        9,182
  Refinancing deposit                       40,000             -
       Total current assets                 93,564       81,095

Operating investment property, at cost:
  Land                                     982,568      982,568
  Building and improvements              9,994,152    9,994,152
  Furniture and fixtures                   753,595      747,513
                                        11,730,315   11,724,233

  Less accumulated depreciation         (3,410,180)  (3,067,123)
       Net operating investment property 8,320,135    8,657,110

Deferred expenses, net of accumulated
amortization  of $3,251
($101,051 in 1992)                          61,768       12,361
                                       $ 8,475,467  $ 8,750,566

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)



CURRENT LIABILITIES:
  Current portion of long-term debt  $      84,639  $ 8,000,000
  Accounts payable                          12,609       17,714
  Accrued interest                          94,870       66,667
  Accrued expenses                          49,224       13,725
  Payable to property manager                  162        2,538
       Total current liabilities           241,504    8,100,644

Tenant security deposits                    25,975       28,825
Distribution payable to partner              9,393        9,393
Partner loans and accrued interest         322,604      304,704
Long-term debt                           7,901,978            -
Partners' capital (deficit)                (25,987)     307,000
                                       $ 8,475,467  $ 8,750,566





                            See accompanying notes.


                         ST. LOUIS WOODCHASE ASSOCIATES

       STATEMENT OF OPERATIONS AND CHANGES IN PARTNERS' CAPITAL (DEFICIT)
              For the years ended December 31, 1993, 1992 and 1991

                                        1993      1992     1991



REVENUES:
  Rental income                 $ 1,387,082 $ 1,367,975 $  1,347,647
  Interest income                     2,585       3,312        7,081
  Other revenues                     34,797      37,380       41,008
                                  1,424,464   1,408,667    1,395,736

EXPENSES:
  Depreciation and amortization     358,669     358,034      350,097
  Mortgage interest                 814,831     800,000      800,000
  Interest expense on partner loans  17,900      18,600       24,800
  Repairs and maintenance            94,549      59,744       89,623
  Salaries and related costs        130,000     121,222      115,156
  Real estate taxes                 103,608     158,635      149,196
  Management fees                    71,118      70,137       69,476
  Utilities                          51,777      59,066       59,242
  General and administrative         74,515      77,197       65,845
  Insurance                          27,048      23,991       23,144
  Professional fees                  13,436      12,455       12,591
                                  1,757,451   1,759,081    1,759,170

Net loss                           (332,987)   (350,414)    (363,434)

Distributions to partners                 -           -       (9,393)

Partners' capital,
 beginning of year                  307,000     657,414    1,030,241

Partners' capital (deficit),
end of year                     $   (25,987) $  307,000    $ 657,414






                           See accompanying notes.


                         ST. LOUIS WOODCHASE ASSOCIATES

                            STATEMENT OF CASH FLOWS
              For the years ended December 31, 1993, 1992 and 1991
                Increase (Decrease) in Cash and Cash Equivalents


                                                1993        1992       1991

Cash flows from operating activities:
 Net loss                                  $   (332,987) $ (350,414)  $(363,434)
 Adjustments to reconcile net loss
   to net cash provided by (used in)
   operating activities:
    Depreciation and amortization               358,669     358,034     350,097
    Changes in assets and liabilities:
      Escrow deposits                              (200)      1,819      (2,592)
      Rents receivable                              325           -       3,028
      Prepaid expenses                             (356)        646      (9,828)
      Accounts payable                           (5,105)      2,574       7,782
      Accrued expenses                           35,499       1,725      (1,591)
      Accrued interest                           28,203           -           -
      Accrued interest on partner loans          17,900      18,600      24,800
      Tenant security deposits                   (2,850)     (8,958)     (1,575)
      Payable to property manager                (2,376)       (153)    (26,804)
         Total adjustments                      429,709     374,287     343,317
         Net cash provided by (used for)
         operating activities                    96,722      23,873     (20,117)

Cash flows from investing activities:
 Additions to operating investment property      (6,082)     (1,643)          -

Cash flows from financing activities:
 Increase in deposit                            (40,000)          -           -


 Increase in deferred expenses                  (65,019)          -           -
 Payments of principal on long-term debt        (13,383)          -           -
      Net cash used for financing activities   (118,402)          -           -


Net increase (decrease) in cash and
cash equivalents                                (27,762)     22,230     (20,117)

Cash at beginning of year                        70,815      48,585      68,702

Cash and cash equivalents, end of year       $   43,053 $    70,815  $   48,585

Cash paid during the year for interest      $   786,628  $ 800,000   $  800,000





                            See accompanying notes.


1. Summary of Significant Accounting Policies

       General

       St. Louis Woodchase Associates, a Missouri general partnership, (the "Joint Venture") was organized on December 27,1985 in accordance with a Joint Venture Agreement between PaineWebber Growth Partners Three Limited Partnership (the "Partnership") and St. Louis Woodchase Company, Ltd. (the "Co-Venturer"). The Joint Venture was organized to purchase and operate an apartment complex in St. Louis County, Missouri.

       Basis of Presentation

       Generally, the records of the joint venture are maintained on the accrual basis of accounting used for federal income tax purposes and adjusted to generally accepted accounting principles for financial reporting purposes, principally for depreciation.

       Operating investment property

       The operating investment property is carried at the lower of cost, adjusted for certain guaranteed payments and accumulated depreciation, or net realizable value. The net realizable value of a property held for long-term investment purposes is measured by the recoverability of the investment from expected future cash flows on an undiscounted basis, which may exceed the property's market value. The net realizable value of a property held for sale approximates its current market value. The operating investment property was considered to be held for long-term investment purposes as of December 31, 1993 and 1992. Depreciation expense is computed using the straight-line method over an estimated useful life of thirty years for buildings and improvements and five years for furniture and fixtures. Acquisition fees have been capitalized and are included in the cost of the operating investment properties.

       Deferred expenses

       Deferred expenses at December 31, 1993 relate to costs associated with the refinancing of debt in 1993. Deferred expenses at December 31, 1992 related to costs associated with the refinancing of debt in 1988. Deferred financing costs are amortized using the straight-line method over the respective terms of the loans.

       Refinancing deposit

       The deposit represents an amount related to refinancing long-term debt. The deposit is refundable at the closing date of the loan refinancing (See
   Note 4).

       Cash and cash equivalents

       For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, cash deposited with banks and certificates of deposit with original maturities of three months or less.

       Income tax matters


       The Joint Venture is not a taxable entity and the results of its operations are included in the tax returns of the partners. Accordingly, no income tax provision is reflected in the accompanying financial statements.

       Reclassifications

       Certain prior year amounts have been reclassified to conform to the current year presentation.

2. The Partnership Agreement

       The joint venture agreement provides that the Partnership will receive from available cash flow (after payment of any interest on operating loans by the parties to the joint venture) an annual, cumulative preferred base return, payable monthly, of 8% of the Partnership's net investment. Thereafter any remaining cash flow shall be distributed 70% to the Partnership and 30% to the Co-Venturer. The Partnership's cumulative preference returns in arrears were approximately $1,479,000 and $1,292,000 at December 31, 1993 and 1992, respectively.

       After the end of each month during the year in which the Partnership has not received its cumulative preference return, the Co-Venturer shall distribute to the Partnership the lesser of (a) the excess, if any, of the Partnership's cumulative preference return over the aggregate amount of net cash flow previously distributed to the Partnership during the year or (b) any net cash flow distributed to the Co-Venturer during the year.

       Net income and net loss from operations shall be allocated in any year in the same proportions as actual cash distributions, provided that the Co-


   Venturer shall not be allocated less than 30% of the net income or net loss after the Partnership has received cumulative losses equal to $4,086,250. The Partnership was allocated cumulative losses equal to this threshold during 1990. Additionally, the Co-Venturer shall not be allocated net income in excess of cash distributions distributed to it during any year.

       Upon sale or refinancing, proceeds shall be distributed in the following order of priority (after payment of mortgage debt and other indebtedness of the Joint Venture): 1) the Partnership and the Co-Venturer shall receive any amounts due for operating loans or additional cash contributions; 2) the Partnership shall receive $2,685,250 plus certain closing costs incurred; 3) the Partnership shall receive the aggregate amount of its cumulative annual preference return not previously distributed; 4) the Co-Venturer shall receive any accrued interest and principal on mandatory loans (as described below); 5) the manager of the complex, an affiliate of the Co-Venturer, shall receive any subordinated management fees. Any remaining proceeds shall be distributed 70% to the Partnership and 30% to the Co-Venturer.

       The Co-Venturer guaranteed payment of all operating expenses and debt service plus a $3,000 annual return to the Partnership from the date of closing through December 31, 1987 (the Guaranty Period). The Joint Venture received payments aggregating $347,290 during the Guaranty Period. Such amounts have been recorded as a reduction of the basis of the operating property for financial reporting purposes. The Co-Venturer was required to make mandatory loans to the joint venture to pay all operating expenses and debt service plus a $3,000 annual return to the Partnership for the twelve-month period following the Guaranty Period. Mandatory loans totalling $130,211 have been made by the Co-Venturer. Such loans bear interest at 1% above the prime lending rate. The Co-Venturer was paid a fee of $288,000 in consideration for its agreement to provide the guaranty and make the mandatory loans. After the mandatory loan period, if additional cash is required in connection with the Joint Venture, it may be provided by the Partnership and the Co-Venturer as loans (evidenced by operating notes) to the Joint Venture. Such loans would be provided 70% by the Partnership and 30% by the Co-Venturer and would bear interest at the prime rate. In the event that a partner fails to make its respective share of a loan, the other partner may make the loan to the Joint Venture for the defaulting partner's share at twice the prime rate. Operating loans totalling $86,593 have been made 100% by the Co-Venturer through December 31, 1993.

       The joint venture has entered into a property management contract with an affiliate of the Co-Venturer, cancellable at the option of the joint venture upon the occurrence of certain events. The management fee is equal to 5% of the gross receipts, as defined.

3. Partner loans


   Partner loans consist of the following:
                                                    1993           1992
     Deficit loans, payable to the
     Co-Venturer, interest
     at 1% over prime (7.0% at
     December 31, 1993)                          $130,211      $130,,211

     Operating loans, payable to the
      Co-Venturer,interest
     at prime (6.0% at December 31, 1993)          25,978         25,978

     Operating loans, payable to the Co-Venturer,
     interest at twice the prime rate
     (12.0% at December 31, 1993)                  60,615         60,615
                                                 $216,804       $216,804


       Repayment of the above loans (and accrued interest) is limited to net cash flow and capital proceeds, as defined. The loans are nonrecourse to the Joint Venture.

       Unpaid interest on partner loans at December 31, 1993 and 1992 totalled approximately $105,000 and $87,900, respectively. Interest on the $60,615 operating loan is first in priority for payment from net cash flow available for distribution.

4. Long-term debt

       At December 31, 1992, the entire $8,000,000 balance of the venture's mortgage notes payable was shown as current portion of long-term debt since no agreement was in place then to refinance the debt which had a scheduled maturity date of September 27, 1993. Current portion of long-term debt at December 31, 1992 consisted of two notes payable for $7,600,000 and $400,000 bearing interest 9.95% and 10.95%, respectively, secured by the operating investment property. Subsequent to December 31, 1993, the Joint Venture refinanced its $8,000,000 nonrecourse mortgage notes payable with the existing mortgage lender. The new note payable has an effective date of November 1, 1993 and formally closed on March 1, 1994. The note bears interest at 9% and is payable in monthly installments, including principal and interest of $66,667 through November 1, 1998. Additional interest at the rate of 1.75% shall accrue monthly on the outstanding principal balances and 10.75% shall accrue on the unpaid interest balance. Subject to the terms of the loan agreement, net cash flow from operations, as defined and if available, will be applied to fund the additional interest quarterly. In addition, the Joint Venture is required to submit monthly escrow deposits of $3,875 for an operating investment property replacement reserve. Amounts in the replacement reserve have been pledged as additional collateral for the operating investment property.

       The scheduled annual principal payments to retire the long-term debt are as follows:

                    1994  $     84,639
                    1995        92,579
                    1996       101,264
                    1997       110,763
                    1998     7,597,372
                          $  7,986,617


SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                     ST. LOUIS WOODCHASE ASSOCIATES

                          SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION

                                            December 31, 1993

                                                                                                                         Life
                                              Cost                                                                       on Which
                                            Capitalized                                                                Depreciation
                           Initial Cost to   (Removed)                                                                    in Latest
                         Partnership        Subsequent to    Gross Amount at Which Carried                                Income
                            Venture         Acquisition      at End of Year                                               Statement
                                Buildings & Buildings &           Buildings &         Accumulated  Date of      Date       is
Description Encumbrances  Land  Improvements Improvements  Land   Improvements  Total Depreciation Construction Acquired   Computed
Woodchase
Apartments
 St. Louis,
 MO        $ 7,986,617  $1,012,782 $9,924,099 $793,434  $982,568 $10,747,747  $11,730,315 $ 3,410,180 1985  12/31/85    5 - 30 yrs

Notes

(A) The aggregate cost of real estate owned at December 31, 1993 for Federal income tax purposes is approximately $11,917,000.

(B) See Note 4 of Notes to Financial Statements for a description of the debt encumbering the property.

(C) Reconciliation of real estate owned:
                                          1993        1992         1991

      Balance at beginning of period    $11,724,233 $11,722,590 $11,722,590
      Acquisitions and improvements           6,082       1,643                   -
      Balance at end of period          $11,730,315 $11,724,233 $11,722,590

(D)   Reconciliation of accumulated depreciation:


      Balance at beginning of period   $ 3,067,123  $ 2,724,879 $ 2,390,572
      Depreciation expense                 343,057      342,244     334,307
      Balance at end of period         $ 3,410,180  $ 3,067,123 $ 2,724,879


