Form 10-K405
period 1995-03-31
PAINEWEBBER GROWTH PARTNERS THREE L P
filed 1995-07-10
CIK 769847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

    X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED:  MARCH 31, 1995

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

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.
                      DOCUMENTS INCORPORATED BY REFERENCE
Documents                                     Form 10-K Reference
Prospectus of registrant dated                Part IV
September 3, 1985, as supplemented
y
                    PAINEWEBBER GROWTH PARTNERS THREE L. P.
                                 1995 FORM 10-K

                               TABLE OF CONTENTS

PART  I                                                            Page

Item      1  Business                                              I-1

Item 2    Properties                                               I-2

Item 3    Legal Proceedings                                        I-3

Item 4    Submission of Matters to a Vote of Security Holders      I-3

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

Item      13 Certain Relationships and Related Transactions      III-3

PART  IV

Item      14 Exhibits, Financial Statement Schedules and
             Reports on Form 8-K                                  IV-1

SIGNATURES                                                        IV-2

INDEX TO EXHIBITS                                                 IV-3

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                F-1 to F-25

                                     PART I

ITEM 1.  BUSINESS

    PaineWebber Growth Partners Three L.P. (the "Partnership") is a limited partnership formed in May 1985 under the Uniform Limited Partnership Act of the State of Delaware for the purpose of investing in a portfolio of rental apartments or commercial properties which had potential for capital appreciation. The Partnership originally had interests in three properties: two apartment complexes and a hotel. As discussed further below, the Partnership's hotel property was foreclosed on by the mortgage lender on April 21, 1992. The Partnership authorized the issuance of a maximum of 60,000 Partnership Units, at $1,000 per Unit, of which 25,657 were subscribed and issued between September 3, 1985 and July 31, 1986. Limited Partners will not be required to make any additional capital contributions.

   As of March 31, 1995, the Partnership owned, through joint venture partnerships, interests in the operating properties referred to below:

Name of Joint Venture                   Date of
Name and Type of Property               Acquisition    Type of
Location                   Size         of Interest    Ownership (1)

Tara Associates, Ltd.      208 units     10/8/85    Fee ownership of land and
Summerwind Apartments                               improvements
Jonesboro, Georgia                                  (through joint venture)

St. Louis Woodchase        186 units     12/31/85   Fee ownership of land and
  Associates                                        improvements
Woodchase Apartments                                (through joint venture)
St. Louis, Missouri


(1)See Notes to the Financial Statements filed in Item 14(a)(1) of this Annual Report for a description of the mortgage indebtedness secured by the Partnership's operating property investments and for a description of the agreements through which the Partnership has acquired these real estate investments.

   As further discussed in Note 6 to the accompanying financial statements of the registrant, on April 21, 1992, the holder of the mortgage debt secured by the LaJolla Marriott hotel foreclosed on the operating property due to the Partnership's inability to meet the required debt service payments under the modified terms of the loan agreement. The efforts by the Managing General Partner to recapitalize, sell or refinance the property were unsuccessful. As a result, the Partnership no longer has any ownership interest in this property.

   The Partnership's original investment objectives were to invest the net cash proceeds from the offering of limited partnership units in rental apartment and commercial properties with the goals of obtaining:

(1)capital appreciation;
(2)tax losses during the early years of operations from deductions generated by investments;
(3)equity build-up through principal repayments of mortgage loans on Partnership properties; and
(4)cash distributions from rental income.

   As a result of the foreclosure of the La Jolla Marriott Hotel referred to above, the Partnership will be unable to achieve most of its original objectives. The Partnership has generated tax losses from operations since inception. However, the benefits of such losses to investors have been significantly reduced by changes in federal income tax law subsequent to the organization of the Partnership. Furthermore, the Partnership's investment properties have not produced sufficient cash flow from operations to provide the limited partners with cash distributions to date. The hotel represented approximately 74% of the Partnership's original invested capital. Additionally, at the present time, the estimated values of the Partnership's two remaining residential properties are below their acquisition prices due to the unprecedented level of overbuilding which characterized at the latter half of the 1980's. Such overbuilding put considerable downward pressure on occupancies and rental rates, which was a trend which continued through the early 1990's. Over the past two years this trend has been reversed due to the lack of any significant new construction of multi-family properties in most markets. However, it is unlikely that this next market cycle will result in peak property values which equal or exceed the values in effect at the time of the Partnership's inception. As a result, management does not expect that the Partnership will recover the full amounts of its initial investments in the Summerwind and Woodchase apartment complexes. The amount of such investments which will be recovered, if any, will depend upon the ultimate selling prices obtained for the properties at the time of their final dispositions, which cannot presently be determined.

   The Partnership's two joint venture apartment property investments are located in real estate markets in which they face significant competition for the revenues they generate. The apartment complexes compete with numerous projects of similar type, generally on the basis of price and amenities. Apartment properties in all markets also compete with the single family home market for prospective tenants. Despite this competition, the lack of new construction of multi-family housing has allowed the oversupply which exists in most markets to begin to be absorbed, with the result being a gradual improvement in occupancy levels and effective rental rates and a corresponding increase in property values. Management of the Partnership expects to continue to see improvement in this sector of the real estate market in the near-term.

   The Partnership has no real property investments located outside the United States. The Partnership is engaged solely in the business of real estate investment; therefore, a presentation of information about industry segments is not applicable.

   The Partnership has no salaried employees; it has, however, entered into an Advisory Contract with PaineWebber Properties Incorporated (the "Adviser"), which is responsible for the day-to-day operations of the Partnership. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"), a wholly-owned subsidiary of Paine Webber Group Inc. ("PaineWebber").

   The general partners of the Partnership (the "General Partners") are Third
PW Growth Properties, Inc. and Properties Associates 1985, L.P. Third PW Growth Properties, Inc. (the "Managing General Partner"), a wholly-owned subsidiary of PaineWebber, is the managing general partner of the Partnership. The associate general partner is Properties Associates 1985, L.P. (the "Associate General Partner"), a Virginia limited partnership, certain limited partners of which are also officers of the Adviser and the Managing General Partner.

   The terms of transactions between the Partnership and affiliates of the Managing General Partner of the Partnership are set forth in Items 11 and 13 below to which reference is hereby made for a description of such terms and transactions.

ITEM 2.  PROPERTIES

   The Partnership owns through joint venture partnerships interests in the two properties referred to under Item 1 above to which reference is made for the name, location, and description of each property.

   Occupancy figures for each fiscal quarter during fiscal 1995, along with an average for the year, are presented below for each property:

                             Percent Occupied At
                                                                     Fiscal 1995
                             6/30/94      9/30/94  12/31/94   3/31/95 Average

Summerwind Apartments        94%          94%       95%       98%      95%

Woodchase Apartments         93%          96%       94%       89%      93%




ITEM 3.  LEGAL PROCEEDINGS

    In November 1994, a series of purported class actions (the "New York
Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Third PW Growth Properties, Inc. and Properties Associates 1985, L.P. (`PA1985''), which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified
class action treatment of the claims asserted in the litigation.   On May 30,
1995, the court certified class action treatment of the claims asserted in the litigation.

    The amended complaint in the New York Limited Partnership Actions alleges that, in connection with the sale of interests in PaineWebber Growth Partners Three L.P., PaineWebber, Third PW Growth Properties, Inc. and PA1985 (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purport to be suing on behalf of all persons who invested in PaineWebber Growth

Partners Three, L.P., also allege that following the sale of the partnership interests, PaineWebber, Third PW Growth Properties, Inc. and PA1985 misrepresented financial information about the Partnership's value and performance. The amended complaint alleges that PaineWebber, Third PW Growth Properties, Inc. and PA1985 violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs seek unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also seek treble damages under RICO. The defendants' time to move against or answer the complaint has not yet expired.

     Pursuant to provisions of the Partnership Agreement and other contractual obligations, under certain circumstances the Partnership may be required to indemnify Third PW Growth Properties, Inc., PA1985 and their affiliates for costs and liabilities in connection with this litigation. The General Partners intend to vigorously contest the allegations of the action, and believe that the action will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                    PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

   At March 31, 1995 there were 2,195 record holders of Units in the Partnership. There is no public market for the resale of Units, and it is not anticipated that a public market for the resale of Units will develop. The Managing General Partner will not redeem or repurchase Units.

ITEM 6.  SELECTED FINANCIAL DATA

                  PAINEWEBBER GROWTH PARTNERS THREE L.P.
      FOR THE YEARS ENDED MARCH 31, 1995, 1994, 1993, 1992 AND 1991
                 (IN THOUSANDS, EXCEPT FOR PER UNIT DATA)

                        1995        1994        1993 (1)    1992        1991

Revenues               $1,394       $1,341    $  2,521    $ 18,382    $ 20,667

Operating loss        $  (376)     $  (439)   $ (3,654)   $ (5,434)   $ (4,665)

Partnership's share of
  unconsolidated
  venture's losses    $  (236)     $  (233)    $  (245)   $   (249)    $  (436)

Loss before
 xtraordinary gain    $  (612)     $  (672)   $ (3,899)   $ (5,683)    $(5,101)

Extraordinary gain          -            -    $ 11,532           -           -

Net income (loss)      $ (612)     $  (672)   $  7,633    $ (5,683)   $ (5,101)

Total assets          $ 7,402      $ 7,815    $  8,345    $ 49,372    $ 51,893

Deferred interest
  payable                   -            -           -         - (2)    $  896

Notes payable         $ 8,330      $ 8,330     $ 8,330     $ 8,330 (2) $47,826

Per Limited
  Partnership Unit:

  Loss before
   extraordinary

     gain             $ (22.64)     $(24.87)  $(129.37)   $(210.44)   $(188.86)

  Extraordinary gain        -            -    $ 367.93           -          -

  Net income (loss)   $ (22.64)    $ (24.87)  $ 238.56    $(210.44)   $(188.86)


(1)On April 21, 1992, the mortgage lender took title to the La Jolla Marriott Hotel through foreclosure proceedings. As a result, the Partnership's fiscal 1993 net operating results reflect an extraordinary gain from the settlement of the debt obligation of $11.5 million and a loss on transfer of assets at foreclosure of $2.9 million (included in operating loss). See
   Note 6 to the accompanying financial statements of the registrant for a further discussion.

(2)The significant decline in deferred interest payable and notes payable as of March 31, 1992 resulted from the foreclosure, on April 21, 1992, of the Partnership's wholly-owned operating investment property. As more fully explained in Note 6 to the accompanying financial statements of the registrant, at March 31, 1992 the remaining assets and liabilities of this operating investment property were aggregated and separately classified on the Partnership's balance sheet as assets of investment property subject to foreclosure ($40.5 million) and liabilities of operating investment property subject to foreclosure ($48.8 million).

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

   Despite generally improving conditions in the markets for multi-family apartment properties across the country, the estimated values of the Partnership's two investment properties, the Summerwind and Woodchase apartment complexes, remain below their acquisition prices at the present time as a result of the impact on real estate values caused by the unprecedented level of overbuilding which characterized the latter half of the 1980's. Such overbuilding put considerable downward pressure on occupancy levels and effective rental rates, which was a trend that continued through the early 1990's. Over the past three years, this trend has been reversed due to the lack of significant new construction of multi-family properties in most markets. However, management believes it is unlikely that this current market cycle will result in peak property values which equal or exceed the values in effect at the time of the Partnership's inception. As a result, management does not expect that the Partnership will recover the full amounts of its initial investments in the Summerwind and Woodchase apartment complexes. The portion of such investments which will be recovered, if any, will depend upon the ultimate selling prices obtained for the properties at the time of their final dispositions, which cannot presently be determined.

   The Summerwind joint venture is currently generating excess cash flow from operations as a result of the low level of the variable interest rate on the venture's first mortgage loan. However, based on the current estimated market value of the property, management is of the opinion that the property cannot be either sold or refinanced given the current debt structure. The debt secured by the Summerwind property, which requires interest-only payments until maturity in March 1997, was provided by tax-exempt municipal bonds issued by a local housing authority. During fiscal 1995, the interest rate on such debt, which is tied to comparable tax-exempt bond obligations, fluctuated at between approximately 4% and 6% per annum on the venture's $8.3 million debt obligation. Cash flow from the venture's operations for the current year would have been sufficient to cover interest costs at an average rate of approximately 7%. Nonetheless, such cash flow would not be sufficient to support conventional financing, including
monthly principal amortization, at current market interest rates.   Furthermore,
due to the rates of return demanded by potential buyers of multi-family residential properties at the present time, an analysis of the venture's cash flow before debt service implies a market value which is significantly below the current debt obligation. It appears unlikely that market conditions will improve sufficiently in the near-to-intermediate term to generate any value above the outstanding debt position. Consequently, in the event that operations deteriorate or the variable interest rate on the Summerwind debt increases to such an extent that cash flow from property operations is insufficient to cover the required debt service, the Partnership would not support cash flow deficits. Under such circumstances, the mortgage loan would be allowed to go into default, and foreclosure, in all likelihood, would not be contested. Management intends to continue to operate the property to maximize cash flow in the near term at least until a decision is reached as to whether to hold or sell the Partnership's Woodchase investment, as discussed further below. Although interest rates have recently decreased after steadily rising throughout fiscal 1995, any future increase in interest rates would reduce the amount of the excess cash flow available to cover the Partnership's operating expenses. Nonetheless, the venture is expected to operate above breakeven throughout fiscal 1996 due to a slight increase in rental rates and a decrease in repairs and maintenance expenses. No significant capital improvements were made during the current year and none are planned for next year. During the current year, the lender released the restricted cash which had been set aside to cover debt service shortfalls of the Summerwind joint venture. The lender released such funds, totalling approximately $205,000, to the venture in September 1994. Such funds were used to replenish the Partnership's cash reserves.

    As previously reported, during fiscal 1994 the Partnership, along with its co-venture partner, successfully refinanced the mortgage debt secured by the Woodchase Apartments with the existing lender. The new nonrecourse mortgage loan agreement contains a five-year extension of the maturity date to November 1, 1998. The note bears interest at a rate of 10.75% per annum. New payment terms require minimum principal and interest payments totalling $66,667 on a monthly basis. Of such payments, interest at a rate of 9% per annum is deducted and the remainder is applied toward the outstanding principal balance. The difference between interest at 10.75% and the minimum payments made by the venture which are attributable to interest will accrue and bear interest on a compounded basis. Cash flow generated by the property in excess of the minimum principal and interest payments will be payable to the lender on a quarterly basis to be applied against the outstanding accrued interest. Any unpaid accrued interest will be payable at maturity. The venture's operating cash flow for the current year was slightly in excess of the minimum principal and interest payments due on the mortgage loan. The outstanding first mortgage loan is fully prepayable without penalty through September 1995, after which time a prepayment penalty would be owed on any prepayment prior to maturity.
Management is currently focusing on efforts to refinance this loan prior to the end of this open prepayment period. However, there are no assurances that a new financing source will be obtained. Subsequent to year-end, on May 31, 1995, the Partnership made a loan of $164,000 to the joint venture. The joint venture used the $164,000 to pay an application fee with respect to a potential new loan with another lender.

    In seeking to refinance the Woodchase debt obligation, management hopes to obtain attractive, assumable financing which would reduce debt service costs, result in net cash flow to the Partnership and enhance the marketability of the property for a possible sale. Despite the lack of significant excess operating cash flow under the current debt structure, an analysis of the estimated value of the Woodchase property places the potential sales price above the level of the current debt. Depending on management's view of the relevant market factors affecting the property's long-term appreciation potential, management may determine that a sale of the Woodchase property in the near-term would be in the Partnership's best interests. In order to prepare the Woodchase property for the potential sale and/or refinancing transactions, a program of significant property repairs and improvements was initiated during calendar 1994 and will continue throughout most of calendar 1995. Such improvements include repairing exterior wood siding and apartment balconies, painting the exterior of the buildings, replacing some of the roofs and redecorating the clubhouse. Management believes that cash flow from property operations will be sufficient to cover the costs of the planned improvements. If the Partnership's interest in Woodchase were sold, a liquidation of the Partnership would likely be initiated, and the Partnership's interest in Summerwind would be sold or assigned, most likely only for a nominal amount. In any event, management must weigh the costs of continued operations against the realistic hopes for any future additional recoveries of the Partnership's original investments in Woodchase and Summerwind. Management is currently evaluating the Partnership's possible future operating strategies in light of these circumstances.

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

    At March 31, 1995, the Partnership and its consolidated joint venture had available cash and cash equivalents of approximately $704,000. As discussed further above, the consolidated Summerwind joint venture currently generates positive cash flow because the variable interest rate on the venture's outstanding mortgage indebtedness is presently at a fairly low level. As long as this long-term rate remains low, the venture should provide excess cash flow sufficient to cover the Partnership's operating expenses (excluding Partnership management fees which have been deferred since September of 1986). In the event that long-term interest rates rise significantly in the near future, this cash flow, which represents the Partnership's sole source of liquidity, may be impaired. The balance of cash and cash equivalents will be used for the working capital needs of the Partnership and its consolidated joint venture. The source of future liquidity and distributions to the partners is expected to be through proceeds received from the sale or refinancing of the two remaining investment properties.

RESULTS OF OPERATIONS
1995 Compared to 1994

     The Partnership's net loss decreased by $60,000 in fiscal 1995 when compared to the prior year. The primary reasons for the decrease in net loss were an increase in rental income at the Summerwind Apartments of $36,000, an increase in interest income earned on cash and cash equivalents of $17,000 and decreases in property operating expenses and general and administrative expenses of $47,000 and $8,000, respectively. The increase in rental income at the Summerwind Apartments was the result of an increase in rental rates, as occupancy actually declined slightly during the year from an average of 99% for calendar 1993 to an average of 95% for calendar 1994. Interest income earned on cash and cash equivalents increased as a result of an increase in the average outstanding balance of cash and cash equivalents and an increase in interest rates earned during the year. Property operating expenses at the Summerwind Apartments decreased due to a large decrease in repairs and maintenance expenses. Repairs and maintenance expenses decreased mainly as a result of the completion of the painting of all building exteriors during the prior year. General and administrative expenses decreased as a result of a decrease in legal fees during the current year. The Partnership incurred additional legal fees in the prior year as a result of the refinancing of the debt secured by the

Woodchase Apartments. The positive effect of the above items on net loss was partially offset by an increase in interest expense of $44,000. The higher interest expense reflects an increase in the variable interest rate on the Summerwind mortgage loan. In addition, the Partnership's share of unconsolidated venture's loss, which represents the allocable net loss from the Woodchase joint venture, increased by $3,000 due to an increase in interest expense. This increase in interest expense was a result of the new terms of the refinanced mortgage loan secured by the Woodchase Apartments which provide for the compounding of interest on deferred amounts owed to the lender.

1994 Compared to 1993

    The Partnership had a net loss of $672,000 for fiscal 1994, as compared to net income of $7,633,000 in the prior year. The prior year net income resulted from the foreclosure of the LaJolla Marriott Hotel which, as explained below, resulted in an extraordinary gain from settlement of debt obligation of $11,532,000. The extraordinary gain was partially offset by a loss on transfer of assets at foreclosure of $2,928,000. The transfer of the Hotel's title to the lender through foreclosure proceedings was accounted for as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring". The extraordinary gain arose due to the fact that the balance of the mortgage loan and related accrued interest exceeded the estimated fair value of the Hotel investment and other assets transferred to the lender at the time of the foreclosure. The loss on transfer of assets resulted from the fact that the net carrying value of the Hotel exceeded the Hotel's estimated fair value at the time of foreclosure. Net loss prior to the extraordinary gain and the loss on foreclosure recognized in the prior year totalled $971,000.

    Net loss also includes operating loss and the Partnership's share of unconsolidated venture's loss. Operating loss decreased by approximately 40% during fiscal 1994 primarily due to the foreclosure of the Hotel, which had been generating significant losses from operations prior to its foreclosure. In addition, there was a small decrease in the net operating loss from the Summerwind joint venture primarily due to an increase in rental income and a decrease in the interest expense on the venture's floating rate long-term debt. Occupancy at the Summerwind Apartments remained stable, in the high 90's, throughout fiscal 1993 and 1994. The increase in revenues was due to the gradual increase in rental rates made possible by generally improving market conditions. The increase in rental income and decrease in interest expense exceeded an increase in property operating expenses which resulted from an increase in repairs and maintenance expenses. Partnership general and administrative expenses and management fees remained stable, but increased as a percentage of revenues due to the fiscal 1993 Hotel foreclosure. General and administrative expenses did not decline with the loss of the Hotel property to foreclosure because there is a large fixed component to the costs associated with the Partnership's operations, which include accounting, auditing, investor
communications and regulatory compliance expenses.   Partnership management
fees, which have been accrued but unpaid since September 1986, are equal to 1/2 of 1% of the Partnership's original gross offering proceeds. The Partnership's share of unconsolidated venture's loss, which represents the operating results of the Woodchase joint venture, decreased due to a small increase in rental income and a large decrease in real estate taxes, which were offset in part by an increase in repairs and maintenance expense and higher interest expense in fiscal 1994. Interest expense increased due to an increase in the interest rate on the venture's debt as part of the refinancing transaction completed during fiscal 1994. The increase in rental revenues at both the Summerwind and Woodchase properties in fiscal 1994 was reflective of the gradually improving market conditions discussed further above. Higher repairs and maintenance expenses were also a trend which reflected the increasing age of the properties.

1993 Compared to 1992

   The Partnership had net income of $7,633,000 for fiscal 1993, as compared to a net loss of $5,683,000 in the prior year. The net income for fiscal 1993 was due to the foreclosure of the LaJolla Marriott Hotel which, as explained above, resulted in an extraordinary gain from settlement of debt obligation of $11,532,000. The extraordinary gain was partially offset by a loss on transfer of assets at foreclosure of $2,928,000.

   The Partnership's net operating results also include operating loss and the Partnership's share of unconsolidated venture's loss. Operating loss decreased by approximately 87% in fiscal 1993 primarily due to the foreclosure of the Hotel, which had been generating significant losses from operations. In addition, net operating results from the Summerwind joint venture improved in fiscal 1993 primarily due to a slight increase in rental income and a $141,000 decrease in interest expense. Interest expense of the Summerwind joint venture declined due to lower interest rates on the floating rate mortgage which encumbers the operating investment property. The Partnership's share of unconsolidated venture's loss, which represents the operating results of the Woodchase joint venture, decreased slightly due to a small increase in rental income and a small decrease in property operating expenses.

Inflation

   The Partnership commenced operations in 1985 and completed its ninth full year of operations in the current fiscal year. The effects of inflation and changes in prices on the Partnership's operating results to date have not been significant.

   Inflation in future periods may increase revenues as well as operating expenses at the Partnership's operating investment properties. Tenants at the Partnership's apartment properties have short-term leases, generally of one year or less in duration. Rental rates at these properties can be adjusted to keep pace with inflation, to the extent market conditions allow, as the leases are renewed or turned over. Such increases in rental income would be expected to at least partially offset the corresponding increases in Partnership and property operating expenses.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements and supplementary data are included under Item 14 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

   The Managing General Partner of the Partnership is Third PW Growth Properties, Inc. a Delaware corporation, which is a wholly-owned subsidiary of PaineWebber. The Associate General Partner of the Partnership is Properties Associates 1985, L.P., a Virginia limited partnership, certain limited partners of which are also officers of the Adviser and the Managing General Partner. The Managing General Partner has overall authority and responsibility for the Partnership's operation, however, the day-to-day business of the Partnership is managed by the Adviser pursuant to an advisory contract.

   (a) and (b) The names and ages of the directors and principal executive officers of the Managing General Partner of the Partnership are as follows:


                                                                     Date lected
  Name                       Office                      Age          to Office

Lawrence A. Cohen       President and Chief
                        Executive Officer                41           5/15/91
Albert Pratt            Director                         84           5/22/85 *
J. Richard Sipes        Director                         48           6/9/94
Walter V. Arnold        Senior Vice President and
                          Chief Financial Officer        47          10/29/85
James A. Snyder         Senior Vice President            49           7/6/92
John B. Watts III       Senior Vice President            42           6/6/88
David F. Brooks         First Vice President and
                        Assistant Treasurer              52           5/22/85 *
Timothy J. Medlock      Vice President and Treasurer     33           6/1/88
Thomas W. Boland        Vice President                   32           12/1/91

*  The date of incorporation of the Managing General Partner

   (c) There are no other significant employees in addition to the directors and executive officers mentioned above.

   (d) There is no family relationship among any of the foregoing directors and executive officers of the Managing General Partner of the Partnership. All of the foregoing directors and executive officers have been elected to serve until the annual meeting of the Managing General Partner.

   (e) All of the directors and officers of the Managing General Partner hold similar positions in affiliates of the Managing General Partner, which are the corporate general partners of other real estate limited partnerships sponsored by PWI, and for which PaineWebber Properties Incorporated ("PWPI") serves as the investment adviser. The business experience of each of the directors and principal executive officers of the Managing General Partner is as follows:


   Lawrence A. Cohen is President and Chief Executive Officer of the Managing General Partner and President and Chief Executive Officer of the Adviser which he joined in January 1989. He is also a member of the Board of Directors and the Investment Committee of the Adviser. From 1984 to 1988, Mr. Cohen was First Vice President of VMS Realty Partners where he was responsible for origination and structuring of real estate investment programs and for managing national broker-dealer relationships. He is a member of the New York Bar and is a Certified Public Accountant.

   Albert Pratt is a Director of the Managing General Partner, a Consultant of PWI, and a limited partner of the Associate General Partner. Mr. Pratt joined PWI as Counsel in 1946 and since that time has held a number of positions including Director of both the Investment Banking Division and the International Division, Senior Vice President and Vice Chairman of PWI and Chairman of PaineWebber International, Inc.

   J. Richard Sipes is a Director of the Managing General Partner and a Director of the Adviser. Mr. Sipes is an Executive Vice President at PaineWebber. He joined the firm in 1978 and has served in various capacities within the Retail Sales and Marketing Division. Before assuming his current position as Director of Retail Underwriting and Trading in 1990, he was a Branch Manager, Regional Manager, Branch System and Marketing Manager for a PaineWebber subsidiary, Manager of Branch Administration and Director of Retail Products and Trading. Mr. Sipes holds a B.S. in Psychology from Memphis State University.

   Walter V. Arnold is a Senior Vice President and Chief Financial Officer of the Managing General Partner and a Senior Vice President and Chief Financial Officer of the Adviser which he joined in October 1985. Mr. Arnold joined PWI in 1983 with the acquisition of Rotan Mosle, Inc. where he had been First Vice President and Controller since 1978, and where he continued until joining PWPI. Mr. Arnold is a Certified Public Accountant licensed in the state of Texas.

     James A. Snyder is a Senior Vice President of the Managing General Partner and a Senior Vice President and Member of the Investment Committee of the Adviser. Mr. Snyder re-joined the Adviser in July 1992 having served previously as an officer of PWPI from July 1980 to August 1987. From January 1991 to July 1992, Mr. Snyder was with the Resolution Trust Corporation where he served as the Vice President of Asset Sales prior to re-joining PWPI. From February 1989 to October 1990, he was President of Kan Am Investors, Inc., a real estate investment company. During the period August 1987 to February 1989, Mr. Snyder was Executive Vice President and Chief Financial Officer of Southeast Regional Management Inc., a real estate development company.

   John B. Watts III is a Senior Vice President of the Managing General Partner and a Senior Vice President of the Adviser which he joined in June 1988. Mr. Watts has had over 16 years of experience in acquisitions, dispositions and financing of real estate. He received degrees of Bachelor of Architecture, Bachelor of Arts and Master of Business Administration from the University of Arkansas.

   David F. Brooks is a First Vice President and Assistant Treasurer of the Managing General Partner, a limited partner of the Associate General Partner, and a First Vice President and Assistant Treasurer of the Adviser which he joined in March 1980. From 1972 to 1980, Mr. Brooks was an Assistant Treasurer of Property Capital Advisors, Inc. and also, from March 1974 to February 1980, the Assistant Treasurer of Capital for Real Estate, which provided real estate investment, asset management and consulting services.

   Timothy J. Medlock is a Vice President and Treasurer of the Managing General Partner and a Vice President and Treasurer of the Adviser which he joined in 1986. From June 1988 to August 1989, Mr. Medlock served as the Controller of the Managing General Partner and PWPI. From 1983 to 1986, Mr. Medlock was associated with Deloitte Haskins & Sells. Mr. Medlock graduated from Colgate University in 1983 and received his Masters in Accounting from New York University in 1985.

   Thomas W. Boland is a Vice President of the Managing General Partner and a Vice President and Manager of Financial Reporting of the Adviser which he joined in 1988. From 1984 to 1987 Mr. Boland was associated with Arthur Young & Company. Mr. Boland is a Certified Public Accountant licensed in the state of Massachusetts. He holds a B.S. in Accounting from Merrimack College and an M.B.A. from Boston University.

   (f) None of the directors and officers were involved in legal proceedings which are material to an evaluation of his or her ability or integrity as a director or officer.

   (g) Compliance With Exchange Act Filing Requirements: The Securities Exchange Act of 1934 requires the officers and directors of the Managing General Partner, and persons who own more than ten percent of the Partnership's limited partnership units, to file certain reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent beneficial holders are required by SEC regulations to furnish the Partnership with copies of all Section 16(a) forms they file.

   Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended March 31, 1995, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

   The directors and officers of the Partnership's Managing General Partner receive no current or proposed remuneration from the Partnership.

   The Partnership is required to pay certain fees to the Adviser and the General Partners are entitled to receive a share of Partnership cash distributions and a share of profits and losses.  These items are described in
Item 13.

   The Partnership has never paid regular quarterly distributions of excess cash flow. Furthermore, the Partnership's Limited Partnership Units are not actively traded on any organized exchange, and no efficient secondary market exists. Accordingly, no accurate price information is available for these Units. Therefore, a presentation of historical Unitholder total returns would not be meaningful.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   (a) The Partnership is a limited partnership issuing Units of limited partnership interest, not voting securities. All the outstanding stock of the Managing General Partner, Third PW Growth Properties, Inc., is owned by PaineWebber. Properties Associates 1985, L.P., the Associate General Partner, is a Virginia limited partnership, certain limited partners of which are also officers of the Adviser and the Managing General Partner. No limited partner is known by the Partnership to own beneficially more than 5% of the outstanding interests of the Partnership.

   (b) Neither the officers and directors of the Managing General Partner nor the limited partners of the Associate General Partner, individually, own any Units of limited partnership interest of the Partnership. No officer or director of the Managing General Partner, nor any limited partner of the Associate General Partner, possesses a right to acquire beneficial ownership of Units of limited partnership interest of the Partnership.

   (c) There exists no arrangement, known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

   Selling commissions paid by the Partnership to PaineWebber Incorporated, a wholly-owned subsidiary of PaineWebber, for the sale of Limited Partnership interests aggregated $2,181,000 through the conclusion of the offering period. In connection with investing Partnership capital in investment properties, PWPI was paid acquisition fees of $1,283,000, equal to 5% of the gross proceeds of the offering.

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

   Under the advisory contract, PWPI has specific management responsibilities: to administer the day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the Managing General
Partner. PWPI earns an annual management fee of up to 1/2 of 1% of the gross offering proceeds. PWPI earned management fees of $128,000 for the year ended March 31, 1995. PWPI has deferred payment of its management fee since September of 1986 pending the generation of cash flow from the Partnership's investment properties. Deferred management fees at March 31, 1995 consists of $1,115,000 due to PWPI. The advisory contract also provides that the cumulative management fees payable to the Adviser shall not exceed $1,282,850 (5% of gross offering proceeds) plus 5% of distributable cash generated by the Partnership. Unless the Partnership generates distributable cash from operations, this cumulative limitation will be reached in the second quarter of fiscal 1997.

   An affiliate of the Managing General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended March 31, 1995 is $48,000, representing reimbursements to this affiliate of the Managing General Partner for providing such services to the Partnership.

   The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $2,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1995. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of the Adviser.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


     (a)  The following documents are filed as part of this report:

          (1) and (2)    Financial Statements and Schedules:

               The response to this portion of Item 14 is submitted as a separate section of this Report. See Index to Financial Statements and Financial Statement Schedules at page F-1.

          (3)  Exhibits:

               The exhibits listed on the accompanying index to exhibits at page IV-3 are filed as part of this Report.

     (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

     (c)  Exhibits

               See (a) (3) above.

     (d)  Financial Statement Schedules

               The response to this portion of Item 14 is submitted as a separate section of this Report. See Index to Financial Statements and Financial Statement Schedules at page F-1.







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


                              PAINEWEBBER GROWTH PARTNERS THREE L. P.


                              By:  Third PW Growth Properties, Inc.
                                      Managing General Partner


                              By: /s/ Lawrence A. Cohen
                                Lawrence A. Cohen
                                President and
                                Chief Executive Officer


                              By: /s/ Walter V. Arnold
                                Walter V. Arnold
                                Senior Vice President and
                                Chief Financial Officer


                              By: /s/ Thomas W. Boland
                                Thomas W. Boland
                                Vice President


Dated:  June 28, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.



By:/s/ Albert Pratt                Date: June 28, 1995
  Albert Pratt
  Director




By: /s/ J. Richard Sipes           Date: June 28, 1995
  J. Richard Sipes

  Director





                       ANNUAL REPORT ON FORM 10-K
                              ITEM 14(A)(3)

                PAINE WEBBER GROWTH PARTNERS THREE L. P.


                            INDEX TO EXHIBITS

                                                      Page Number in the Report
Exhibit No.    Description of Document                Or Other Reference


(3) and (4)    Prospectus of the Partnership          Filed with the Commission
               dated September 3, 1985 as             pursuant to Rule 424(c)
               supplemented, with particular          and incorporated herein by
               reference to the Restated              reference.
               Certificate and Agreement of
               Limited Partnership


(10)           Material contracts previously          Filed with the Commission
               filed as exhibits to registration      pursuant to Section 13 or
               statements and amendments thereto      15(d) or the Securities
               of the registrant together with all    Act of 1934 and
               such contracts filed as exhibits of    incorporated herein by
               previously filed Forms 8-K and Forms   reference.
               10-K are hereby incorporated herein
               by reference.


(13)           Annual Report to Limited Partners      No Annual Report for
                                                      fiscal 1995 has been sent
                                                      to the Limited Partners.
                                                      An Annual Report will
                                                      be sent to the Limited
                                                      Partners subsequent to
                                                      this filing.


(22)           List of subsidiaries                   Included in Item I of Part
                                                      I of this Report page I-1,
                                                      to which reference is
                                                      hereby made.

                           ANNUAL REPORT ON FORM 10-K

                      ITEM 14(A)(1) AND (2) AND ITEM 14(D)

                    PAINEWEBBER GROWTH PARTNERS THREE L. P.

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                    Reference

PAINEWEBBER GROWTH PARTNERS THREE L. P.:

  Report of independent auditors                                        F-2

  Consolidated balance sheets as of March 31, 1995 and 1994             F-3

  Consolidated statements of operations for the years ended
   March 31, 1995, 1994 and 1993                                        F-4

  Consolidated statements of changes in partners' deficit
   for the years ended March 31, 1995, 1994 and 1993                    F-5

  Consolidated statements of cash flows for the years ended
  March 31, 1995, 1994 and 1993                                         F-6

  Notes to consolidated financial statements                            F-7

  Schedule III - Real Estate and Accumulated Depreciation              F-17

ST. LOUIS WOODCHASE ASSOCIATES:

  Report of independent auditors                                       F-18

  Balance sheets as of December 31, 1994 and 1993                      F-19

  Statements of operations and changes in partners' capital
   (deficit) for the years ended December 31, 1994, 1993 and 1992      F-20

  Statements of cash flows for the years ended December 31,
  1994, 1993 and 1992                                                  F-21

  Notes to financial statements                                        F-22

  Schedule III - Real Estate and Accumulated Depreciation              F-25

Other financial statement schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.



                 REPORT OF INDEPENDENT AUDITORS




The Partners

PaineWebber Growth Partners Three L.P.:

    We have audited the accompanying consolidated balance sheets of PaineWebber Growth Partners Three L.P. as of March 31, 1995 and 1994, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the three years in the period ended March 31, 1995. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PaineWebber Growth Partners Three L.P. at March 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.








                             /s/ ERNST & YOUNG LLP




Boston, Massachusetts
June 23, 1995


                     PAINEWEBBER GROWTH PARTNERS THREE L.P.

                          CONSOLIDATED BALANCE SHEETS
                            March 31, 1995 and 1994
                    (In Thousands, except for per Unit Data)

                                     ASSETS

                                                        1995         1994

Operating investment property, at cost:
   Land                                           $      670    $     670
   Buildings                                           7,932        7,932
   Equipment and improvements                            541          525
                                                       9,143        9,127
   Less accumulated depreciation                      (3,065)      (2,795)
                                                       6,078        6,332

Investment in unconsolidated joint
 venture, at equity                                      254          489
Cash and cash equivalents                                704          367
Restricted cash                                            -          201
Accounts receivable                                        2            2
Prepaid expenses                                          15           20
Deferred expenses, net of accumulated amortization
  of $265 ($210 in 1994)                                 122          177
Other assets                                             227          227
                                                  $    7,402     $  7,815

                       LIABILITIES AND PARTNERS' DEFICIT

Accounts payable and accrued expenses             $       96     $     91
Accrued interest payable                                 196          167
Loans payable to affiliates                              357          357
Advances from consolidated venture                        37            -
Deferred management fees payable to affiliate          1,115          987
Notes payable                                          8,330        8,330

         Total liabilities                            10,131        9,932

Partners' deficit:
  General Partners:
    Capital contribution                                   1            1
    Cumulative net loss                                 (114)         (83)

  Limited Partners ($1,000 per Unit, 25,657
    units outstanding at March 31, 1995 and 1994):
    Capital contributions, net of offering
     costs of $3,193                                  22,464       22,464
    Cumulative net loss                              (24,779)     (24,198)
    Cumulative cash distributions                       (301)        (301)
         Total partners' deficit                      (2,729)      (2,117)
                                                 $     7,402    $   7,815

                            See accompanying notes.


                     PAINEWEBBER GROWTH PARTNERS THREE L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               For the years ended March 31, 1995, 1994 and 1993
                    (In Thousands, except for per Unit Data)

                                           1995        1994         1993
REVENUES:
   Rental income                        $  1,361    $  1,325    $  1,270
   Interest income                            33          16           7
   Hotel revenues                              -           -       1,244
                                           1,394       1,341       2,521
EXPENSES:
   Hotel operating expenses                    -           -       1,112
   Loss on transfer of assets
    at foreclosure                             -           -       2,928
   Interest expense and related fees         462         418         749
   Depreciation expense                      270         269         373
   Property operating expenses               752         799         718
   Partnership management fees               128         128         128
   General and administrative                158         166         167
                                           1,770       1,780       6,175

Operating loss                              (376)       (439)     (3,654)

Partnership's share of unconsolidated
   venture's loss                           (236)       (233)       (245)

Loss before extraordinary gain              (612)       (672)     (3,899)

Extraordinary gain from settlement
   of debt obligation                          -           -      11,532
Net income (loss)                     $     (612)  $    (672)   $  7,633

Net income (loss) per Limited Partnership Unit:


   Loss before extraordinary gain     $   (22.64)   $ (24.87)   $(129.37)
   Extraordinary gain                          -           -      367.93
   Net income (loss)                  $   (22.64)   $ (24.87)  $  238.56


The above per Limited Partnership Unit information is based upon the 25,657 Limited Partnership Units outstanding for each year.






                           See accompanying notes.


                    PAINEWEBBER GROWTH PARTNERS THREE L.P.

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
              For the years ended March 31, 1995, 1994 and 1993
                                (In Thousands)

                                          General     Limited
                                           Partners   Partners    Total

Balance at March 31, 1992               $ (1,561)   $ (7,517)   $ (9,078)

Net income                                 1,513       6,120       7,633

BALANCE AT MARCH 31, 1993                    (48)     (1,397)     (1,445)

Net loss                                     (34)       (638)       (672)

BALANCE AT MARCH 31, 1994                    (82)     (2,035)     (2,117)

Net loss                                     (31)       (581)       (612)

BALANCE AT MARCH 31, 1995              $    (113)  $  (2,616)  $  (2,729)


                           See accompanying notes.


                     PAINEWEBBER GROWTH PARTNERS THREE L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the years ended March 31, 1995, 1994 and 1993
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In Thousands)

                                              1995         1994       1993

Cash flows from operating activities:
   Net income (loss)                     $     (612) $     (672)  $   7,633
   Adjustments to reconcile net
    income (loss) to net cash
    provided by (used for) operating
     activities:
      Partnership's share of
      unconsolidated venture's loss             236         233         245
      Depreciation expense                      270         269         373
      Amortization of deferred
       financing costs                           55          55         354
      Deferred management fees                  128         128         161
      Interest expense on note payable            -           -           4
      Loss on transfer of assets at foreclosure   -           -       2,928
      Extraordinary gain from settlement of debt  -           -     (11,532)
      Changes in assets and liabilities:
         Cash subject to transfer at foreclosure  -           -          (8)
         Accounts receivable                      -         125        (227)
         Inventories                              -           -         (90)
         Prepaid expenses                         5          13           3
         Other assets                             -           -          (6)
         Due to Marriott                          -           -          45
         Accounts payable and accrued expenses    4          (8)        (66)
         Accrued interest payable                29          25          28
         Accounts payable - affiliates            -          (2)         (9)
         Advances from consolidated venture      37           -           -
         Total adjustments                      744         838      (7,797)

          Net cash provided by (used for)
             operating activities               152         166        (164)

Cash flows from investing activities:
   Net withdrawals from escrow
    reserve for repairs and replacements          -           -          56
   Additions to operating investment
    properties                                  (16)         (1)          -
          Net cash provided by (used for)
            investing activities                (16)         (1)         56

Cash flows from financing activities:
   Deposits to/withdrawals from
    restricted cash                             201          (4)         (5)
          Net cash provided by (used for)
            financing activities                201          (4)         (5)

Net increase (decrease) in cash
    and cash equivalents                        337         161        (113)

Cash and cash equivalents,
   beginning of year                            367         206         319

Cash and cash equivalents,
   end of year                         $        704    $    367    $    206

Cash paid during the year
   for interest                        $        252    $    214    $    367


                            See accompanying notes.

1. General

       PaineWebber Growth Partners Three L.P. (the "Partnership") is a limited partnership organized pursuant to the laws of the State of Delaware in May 1985 for the purpose of investing in a portfolio of rental apartments or commercial properties which had potential for capital appreciation. The Partnership authorized the issuance of units (the "Units") of limited partnership interests (at $1,000 per Unit) of which 25,657 were subscribed and issued between September 3, 1985 and July 31, 1986. The Partnership originally invested the proceeds of the offering in three operating properties. As further discussed in Note 6, on April 21, 1992 the Partnership's largest asset, the LaJolla Marriott Hotel, was foreclosed on by the mortgage lender after extensive workout negotiations failed to produce an acceptable modification agreement.

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

       The accompanying consolidated financial statements include the Partnership's investments in two joint venture partnerships which own opera-ting properties. As further discussed in Note 4, the Partnership acquired complete control of Tara Associates, Ltd. in fiscal 1990 as a result of an amendment to the joint venture agreement. Accordingly, the accompanying financial statements present the financial position and results of operations of this joint venture on a consolidated basis. As discussed above, the joint venture has a December 31 year-end and operations of the venture continue to be reported on a three-month lag. All material transactions between the Partnership and the joint venture have been eliminated upon consolidation, except for lag period cash transfers. The joint venture's operating investment property (Summerwind Apartments) is carried at the lower of cost, adjusted for certain guaranteed payments (see
   Note 4) and accumulated depreciation, or net realizable value. The net realizable value of a property held for long-term investment purposes is measured by the recoverability of the Partnership's investment through expected future cash flows on an undiscounted basis, which may exceed the property's current market value. The net realizable value of a property held for sale approximates its market value. The Partnership's investment in the Summerwind Apartments was considered to be held for long-term investment purposes as of March 31, 1995 and 1994.

     The Partnership has reviewed FAS No. 121 ``Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of'' which is effective for financial statements for years beginning after December 15, 1995, and believes this new pronouncement will not have a material effect on the Partnership's financial statements.

       Depreciation expense is computed using the straight-line method over an estimated useful life of thirty years for buildings and five years for the equipment and improvements. Acquisition fees paid to PaineWebber Properties Incorporated (PWPI) have been capitalized and are included in the cost of the operating investment property.

       The Partnership accounts for its other joint venture investment using the equity method because the Partnership does not have majority voting
   control.   Under the equity method the investment in a joint venture is carried at cost adjusted for the Partnership's share of the venture's earnings and losses and distributions. See Note 5 for a description of this joint venture partnership.

       The consolidated joint venture leases apartment units under leases with terms generally of one year or less. Rental income is recorded monthly as earned.

       As more fully discussed in Note 6, on April 21, 1992, the holder of the mortgage debt secured by the Partnership's wholly-owned hotel property in La Jolla, California, foreclosed on the property due to the Partnership's failure to make full and timely debt service payments. As a result of the foreclosure, all of the remaining assets and liabilities related to this operating investment property were transferred to the lender or otherwise disposed of upon foreclosure. The wholly-owned operating investment property (the LaJolla Marriott Hotel) had been carried at cost less accumulated depreciation. Depreciation expense had been computed using the straight-line method over an estimated useful life of thirty years for the building and ten years for equipment and improvements. Acquisition fees paid to PWPI and other expenses, including certain professional fees and a guaranty fee paid to Marriott Corporation, were capitalized as part of the cost of the operating investment property.

       Deferred expenses at March 31, 1995 and 1994 consist of loan fees of Tara Associates, Ltd., the Partnership's consolidated joint venture, which are being amortized on a straight-line basis over the remaining term of the loan. The amortization of such fees is included in interest expense on the accompanying statements of operations.

     The Partnership has reviewed FAS No. 121 ``Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of'' which is effective for financial statements for years beginning after December 15, 1995, and believes this new pronouncement will not have a material effect on the Partnership's financial statements.

       For purposes of reporting cash flows, the Partnership considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

       Certain fiscal 1994 and 1993 amounts have been reclassified to conform to the fiscal 1995 presentation.

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

       Selling commissions paid by the Partnership to PaineWebber Incorporated, a wholly-owned subsidiary of PaineWebber, for the sale of Limited Partnership interests aggregated $2,181,000 through the conclusion of the offering period. In connection with investing Partnership capital in investment properties, PWPI was paid acquisition fees of $1,283,000, equal to 5% of the gross proceeds of the offering.

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

       Under the advisory contract, PWPI has specific management responsibilities: to administer the day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the Managing General Partner. PWPI earns an annual management fee of up to 1/2 of 1% of the gross offering proceeds. PWPI earned management fees of $128,000 for each of the three years ended March 31, 1995, 1994 and 1993. PWPI has deferred payment of its management fee since September of 1986 pending the generation of cash flow from the Partnership's investment properties. Deferred management fees at March 31, 1995 and 1994 consists of $1,115,000 and $987,000, respectively, due to PWPI. The advisory contract also provides that the cumulative management fees payable to the Adviser shall not exceed $1,282,850 (5% of gross offering proceeds) plus 5% of distributable cash generated by the Partnership. Unless the Partnership generates distributable cash from operations, this cumulative limitation will be reached in the second quarter of fiscal 1997.

       Included in general and administrative expenses for the years ended March 31, 1995, 1994 and 1993 is $48,000, $45,000 and $53,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

       The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $2,000, $0 and $2,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1995, 1994 and 1993, respectively.

4. Operating Investment Property

      As of March 31, 1995 and 1994, the Partnership's balance sheet includes one consolidated operating investment property: the Summerwind Apartments, owned by Tara Associates, Ltd., a majority owned and controlled joint venture. Tara Associates, Ltd., a Georgia limited partnership (the "joint venture") was organized on December 19, 1983 to acquire and operate a 208-unit apartment complex, Summerwind Apartments, located in Jonesboro, Georgia. On October 8, 1985 the Partnership acquired a 70% general partnership interest in the joint venture. The remaining 30% general and limited partnership interests were owned by John Lie-Nielson (the "co-venturer").


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

      The aggregate cash investment by the Partnership for its interest was approximately $2,427,000 (including an acquisition fee of $141,000 paid to the Adviser). The apartment complex was acquired subject to a mortgage loan of $8,330,000 at the time of closing. On March 15, 1990, the mortgage loan was refinanced, as discussed further in Note 7.

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

      The joint venture agreement provides that if additional cash was required to fund negative cash flow for a period of 24 months ending in October 1987 (the guaranty period), the co-venturer and an affiliate of the co-venturer were obligated to fund any capital deficits, as defined, of the joint venture. The joint venture received payments aggregating $647,485 through the end of the Guaranty Period. Such payments have been recorded as a reduction in the basis of the operating investment property for financial reporting purposes. For a period of twelve months following the guaranty period, the co-venturer and an affiliate were obligated to make mandatory loans to the joint venture to fund any negative cash flow. The mandatory loans bear interest at the prime rate plus 1% of the lending institution.
   At December 31, 1994 and 1993, the joint venture had mandatory loans payable to the co-venturer and an affiliate of $357,000. Subsequent to October 1988, if the joint venture requires additional cash, it may be provided by either partner as optional loans. Optional loans bear interest at the prime rate plus 1% per annum. The Partnership has optional loans receivable from the venture totalling $801,000 and $1,149,000 at December 31, 1994 and 1993, respectively. Outstanding accrued interest payable to the Partnership totalled $4,000 and $30,000 as of December 31, 1994 and 1993, respectively. The principal balance of these optional loans, along with the related interest expense and accrued interest, are eliminated in consolidation.


      The joint venture has entered into a property management contract with an affiliate of the co-venturer, cancellable at the Partnership's option upon the occurrence of certain events. The management fee is equal to 5% of the gross receipts, as defined.


      The following is a summary of property operating expenses for the years ended December 31, 1994, 1993 and 1992 (in thousands):

                                           1994        1993        1992
   Property operating expenses:
      Repairs and maintenance             $  208    $    288   $     220
      Salaries and related expenses          153         132         145
      Administrative and other               117         118         112
      Property taxes                         118          92          90
      Utilities                               88         102          87
      Management fees                         68          67          64
                                           $ 752     $   799     $   718

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

      Condensed financial statements of the unconsolidated joint venture, for the periods indicated, are as follows:

                            CONDENSED BALANCE SHEETS
                           December 31, 1994 and 1993
                                 (in thousands)
                                     Assets
                                                     1994          1993
   Current assets                            $          96 $          93
   Operating investment property, net                8,032         8,320
   Deferred expenses, net                               70            62
                                                  $  8,198      $  8,475

                  Liabilities and Venturers' Capital (Deficit)

   Current portion of long-term mortgage debt     $     93      $     85
   Other current liabilities                           276           157
   Other liabilities                                    38            35
   Loans from partners and accrued interest            344           323
   Long-term mortgage debt                           7,809         7,902

   Partnership's share of venturers' capital           245           480
   Co-venturer's share of venturers' deficit          (607)         (507)
                                                  $  8,198    $    8,475


                        CONDENSED SUMMARY OF OPERATIONS
              For the years ended December 31, 1994, 1993 and 1992
                                 (in thousands)


                                           1994         1993        1992
      Rental revenues                 $    1,443     $ 1,387     $ 1,368
      Interest income                          1           3           3
      Other income                            32          35          38
         Total revenues                    1,476       1,425       1,409

      Property operating expenses            586         584         601
      Interest expense                       884         830         816
      Depreciation and amortization          342         344         342
         Total expenses                    1,812       1,758       1,759

      Net loss                          $   (336)   $   (333)   $   (350)

      Net loss:
        Partnership's share of net loss $   (236)   $   (233)   $   (245)
        Co-venturer's share of net loss     (100)       (100)       (105)
                                        $   (336)   $   (333)    $  (350)


                   RECONCILIATION OF PARTNERSHIP'S INVESTMENT
                            March 31, 1995 and 1994
                                 (in thousands)

                                                      1995         1994

   Partnership's share of
   capital at December 31,
   as shown above                                   $  245        $  480
   Partnership's share of
    venture's current liabilities                        9             9
      Investment in unconsolidated
        joint venture,
        at equity at March 31                      $   254        $  489


   Investment in unconsolidated joint venture, at equity, at March 31, 1995 and 1994 is the Partnership's net investment in the Woodchase joint venture.
   The joint venture is subject to a partnership agreement which determines the distribution of available funds, the disposition of the venture's assets and the rights of the partners, regardless of the Partnership's percentage ownership interest in the venture. Substantially all of the Partnership's investment in this joint venture is restricted as to distributions.

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

   The aggregate cash investment by the Partnership for its interest was approximately $2,465,000 (including an acquisition fee of $145,000 paid to the Adviser). The apartment complex was encumbered by a mortgage loan of $10,200,000 at the time of purchase. On June 7, 1988 the joint venture which owns the Woodchase Apartments entered into an agreement with the original mortgage holder which permitted the repayment of the mortgage on July 1, 1988 at a discount of more than $2 million. During fiscal 1994, the joint venture refinanced its $8,000,000 nonrecourse mortgage notes payable secured by the operating investment property with the existing lender. The new note payable has an effective date of November 1, 1993 and formally closed on March 1, 1994. The note bears interest at 9% and is payable in monthly installments, including principal and interest of $66,667 through November 1, 1998. Additional interest at the rate of 1.75% shall accrue monthly on the outstanding principal balance and 10.75% shall accrue on the unpaid interest balance. Subject to the terms of the loan agreement, net cash flow from operations, as defined and if available, will be applied to fund the additional interest quarterly. In addition, the joint venture is required to submit monthly escrow deposits of $3,875 for a replacement reserve. Amounts in the replacement reserve have been pledged as additional collateral for the operating investment property. The mortgage loan is fully prepayable without penalty through September 1995, after which time a prepayment penalty would be owed on any prepayment prior to maturity. The venture is currently seeking to refinance this obligation. However, there are no assurances that a new financing source will be obtained. Subsequent to year-end, on May 31, 1995, the Partnership made a loan of $164,000 to the joint venture. The joint venture used the $164,000 to pay an application fee with respect to a potential new loan with another lender.

   The joint venture agreement provides that the Partnership will receive from available cash flow (after payment of any interest on operating loans by the parties to the joint venture) an annual, cumulative preferred base return, payable monthly, of 8% of the Partnership's net investment. Thereafter any remaining cash flow shall be distributed 70% to the Partnership and 30% to the co-venturer. The Partnership's cumulative preference return in arrears totalled approximately $1,666,000 and $1,479,000 at December 31, 1994 and 1993, respectively.


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

   The co-venturer guaranteed payment of all operating expenses and debt service plus a $3,000 annual return to the Partnership from the date of closing through December 31, 1987 (the Guaranty Period). The joint venture received payments aggregating $347,000 during the Guaranty Period. Such amounts have been recorded as a reduction of the basis of the operating property for financial reporting purposes. The co-venturer was required to make mandatory loans to the joint venture to pay all operating expenses and debt service plus a $3,000 annual return to the Partnership for the twelve-month period following the Guaranty Period. Mandatory loans totalling $130,000 have been made by the co-venturer. Such loans bear interest at 1% above the prime lending rate. The co-venturer was paid a fee of $288,000 in consideration for its agreement to provide the guaranty and make the mandatory loans. After the mandatory loan period, if additional cash is required in connection with the joint venture, it may be provided by the Partnership and the co-venturer as loans (evidenced by operating notes) to the joint venture. Such loans are to be provided 70% by the Partnership and 30% by the co-venturer. Operating loans totalling $87,000 were made 100% by the co-venturer through December 31, 1994. Interest payable to the co-venturer on the mandatory and optional loans totalled $127,000 and $106,000 at December 31, 1994 and 1993, respectively.

   The joint venture has entered into a property management contract with an affiliate of the co-venturer, cancellable at the option of the joint venture upon the occurrence of certain events. The management fee is equal to 5% of the gross receipts, as defined.

6. Foreclosure on Operating Investment Property

       The LaJolla Marriott Hotel (the "Hotel"), is a 14-story, 274,200 square foot complex with 360 guest rooms located on approximately 4.6 acres of land in LaJolla, California. The Hotel was purchased by the Partnership in December of 1985. The Hotel did not generate sufficient cash flow to cover the required debt service and, as a result, the Partnership defaulted under the terms of the debt agreement. On April 21, 1992, the holder of the first mortgage loan secured by the Hotel took title to the property through foreclosure proceedings after a protracted period of negotiations failed to produce an acceptable modification agreement.

      The transfer of the Hotel's title to the lender was accounted for as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". As a result, the Partnership recorded an extraordinary gain from settlement of debt obligation of $11,532,000, partially offset by a loss on transfer of assets at foreclosure of $2,928,000. The extraordinary gain arises due to the fact that the balance of the mortgage loan and related accrued interest exceeded the estimated fair market value of the Hotel investment, and other assets transferred to the lender, at the time of the foreclosure. The loss on transfer of assets results from the fact that the net carrying value of the Hotel exceeded its estimated fair value at the time of the foreclosure.

      The following is a summary of Hotel revenues and operating expenses from April 1, 1992 through the date of foreclosure, April 21, 1992 (in thousands):


                                          Period
                                          ended
                                        April 12, 1992
  REVENUES:
    Guest rooms                           $    670
    Food and beverage                          465
    Other revenues                             109
                                          $  1,244
  OPERATING EXPENSES:
    Guest rooms                           $    168
    Food and beverage                          383
    Management fees                             70
    Selling, general and
    administrative                              11
    Operating expenses                         438
    Real estate and personal
      property tax                              42
                                          $  1,112

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

7. Notes payable

   Notes payable at March 31, 1995 and 1994 consists of the following (in thousands):

                                                       1995         1994
   Mortgage loan payable which secures Housing
   Authority of Clayton County Collateralized
   Loan-to-Lender Housing Revenue Bonds.  The
   nonrecourse mortgage loan is secured by a deed
   to secure debt and a security agreement
   covering Tara Associates Ltd.'s real and
   personal property.  See discussion below
   regarding refinancing in calendar
   year 1990.                                     $  8,330     $  8,330

      The Summerwind Apartments were originally financed with the proceeds of a 10 7/8% mortgage loan which secured $8,330,000 1983 Series A Housing Authority of Clayton County Collateralized Loan-to-Lender Housing Revenue Bonds. On March 15, 1990, the original loan secured by the Summerwind Apartments was refinanced through the issuance of $8,330,000 of 1989 Series Housing Authority of Clayton County Collateralized Loan-to-Lender Revenue Bonds. The refinancing changed the interest rate on the bond from a fixed rate of 10-7/8% per annum to a floating rate. The floating rate is reset weekly based on the market rate for tax exempt securities with similar maturities, as determined by the bond underwriter (5.7% and 3.4% at December 31, 1994 and 1993, respectively). The maximum interest rate is 15%. During the floating rate period, the Partnership may elect, with the written consent of the lender and the Credit Facility obligor, as defined, to have the floating rate converted to a fixed rate. If the floating rate is converted to a fixed rate, the bonds would then be subject to a redemption premium as specified in the Bond Agreement. Interest only is payable monthly in arrears on the first day of each month and on the maturity date of the loan. The new mortgage loan is subject to various prepayment provisions including a mandatory redemption on March 16, 1997, the first scheduled remarketing date, as defined.

      The revenue bonds, which are secured by the mortgage loan, are also secured by an irrevocable letter of credit agreement (the Agreement) between the lender and the Housing Authority of Clayton County. The letter of credit, which will expire on March 16, 1997, is an irrevocable obligation of the lender up to an amount sufficient to pay the then outstanding principal of the bonds plus 45 days interest calculated at 15% per annum. Under the terms of the Agreement, the joint venture must pay a fee to the lender at an annual rate of 1% of the mortgage loan. The fee is payable monthly in arrears until termination of the Agreement. During 1994, 1993 and 1992, fees incurred under the letter of credit were $83,300 in each year and have been included in interest expense and related fees in the accompanying statement of operations.

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

      Also, as part of the refinancing agreement for the Summerwind mortgage loan, the Partnership was required to place $200,000 into a debt service fund, held jointly by the Partnership and the lender. These monies were restricted solely for debt service shortfalls of the operating property, but were to be returned to the Partnership if the property achieved specified operating results. The balance of the restricted cash was $201,000 at December 31, 1993. During the current year, the lender released the restricted cash which had been set aside to cover debt service shortfalls of the Summerwind joint venture. The lender released such funds, totalling approximately $205,000, to the venture in September 1994.

8. Commitments and Contingencies

      Tara Associates, Ltd. has entered into a security contract which covers fire, burglary, and emergency protection on the apartment units. The contract expires August 11, 1995. Future minimum payments are $14,000 for the year ended December 31, 1995.

      The Partnership is involved in certain legal actions. The Managing General Partner believes these actions will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                PAINE WEBBER GROWTH PARTNERS THREE, L.P.

                          SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION

                                 March 31, 1995
                                 (In Thousands)

                                                Costs
                                               Capitalized                                                            Life on Which
                               Initial Cost to (Removed)                                                               Depreciation
                                Partnership   Subsequent to Gross Amount at Which Carried at                            in Latest
                             Venture           Acquisition           End of Year                                        Income
                                Buildings &    Buildings &       Buildings &         Accumulated  Date of      Date     Statement
Description  Encumbrances Land  Improvements   Improvements Land Improvements Total Depreciation Construction Acquired  is Computed
Summerwind
 Apartments
 Jonesboro,
 GA           $ 8,330   $  720    $ 8,611      $ (188)     $670     $8,473   $ 9,143    $ 3,065    1985      10/8/85   5 - 30 yrs

Notes

(A) The aggregate cost of real estate owned at March 31, 1995 for Federal income tax purposes is approximately $9,348.
(B) See Note 7 of Notes to Financial Statements for a description of the debt encumbering the property.
(C) Reconciliation of real estate owned:
                                           1995               1994              1993

   Balance at beginning of period       $  9,127            $9,126           $ 9,126
   Acquisitions and improvements              16                 1                 -
   Balance at end of period             $  9,143            $9,127           $ 9,126

(D)  Reconciliation of accumulated depreciation:

   Balance at beginning of period       $  2,795            $2,526           $ 2,257
   Depreciation expense                      270               269               269
   Balance at end of period             $  3,065            $2,795           $ 2,526


(E)Costs removed subsequent to acquisition represent guaranty payments from the co-venturer (See Note 4).

                         REPORT OF INDEPENDENT AUDITORS




The Partners
St. Louis Woodchase Associates:

   We have audited the accompanying balance sheets of St. Louis Woodchase Associates (the "Joint Venture") as of December 31, 1994 and 1993 and the related statements of operations and changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of St. Louis Woodchase Associates at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.










                                ERNST & YOUNG LLP


Boston, Massachusetts
January 20, 1995



                         ST. LOUIS WOODCHASE ASSOCIATES

                                 BALANCE SHEETS

                           December 31, 1994 and 1993
                                 (In Thousands)


                                     ASSETS

                                                       1994          1993

Current Assets:
   Cash and cash equivalents                      $       66   $      43
   Escrow deposits                                        18           1
   Rent receivable                                         2           -
   Prepaid expenses                                       10           9
   Refinancing deposit                                     -          40
        Total current assets                              96          93

Operating investment property, at cost:
   Land                                                  983         983
   Building and improvements                          10,039       9,994
   Furniture and fixtures                                762         753
                                                      11,784      11,730
   Less accumulated depreciation                      (3,752)     (3,410)
        Net operating investment property              8,032       8,320

Deferred expenses, net of accumulated amortization
  of $22 ($3 in 1993)                                     70          62
                                                  $    8,198    $  8,475

                       LIABILITIES AND PARTNERS' DEFICIT

Current Liabilities:
   Current portion of long-term debt                  $   93     $    85
   Accounts payable                                       10          12
   Accrued interest                                      246          95
   Accrued expenses                                       16          49

   Payable to property manager                             4           -
        Total current liabilities                        369         241

Tenant security deposits                                  29          26
Distribution payable to partner                            9           9
Partner loans and accrued interest                       344         323
Long-term debt                                         7,809       7,902
Partners' deficit                                       (362)        (26)
                                                   $   8,198     $ 8,475





                            See accompanying notes.


                         ST. LOUIS WOODCHASE ASSOCIATES

      STATEMENTS OF OPERATIONS AND CHANGES IN PARTNERS' CAPITAL (DEFICIT)
              For the years ended December 31, 1994, 1993 and 1992
                                 (In Thousands)

                                              1994        1993        1992

REVENUES:
   Rental income                          $   1,443     $ 1,387     $ 1,368
   Interest income                                1           2           3
   Other revenues                                32          35          38
                                              1,476       1,424       1,409

EXPENSES:
   Depreciation expense                         342         343         343
   Mortgage interest                            884         830         815
   Interest expense on partner loans             21          18          19
   Repairs and maintenance                       86          95          60
   Salaries and related costs                   117         130         121
   Real estate taxes                            105         103         159
   Management fees                               72          71          70
   Utilities                                     63          52          59
   General and administrative                    82          75          77
   Insurance                                     26          27          24
   Professional fees                             14          13          12
                                              1,812       1,757       1,759

Net loss                                       (336)       (333)       (350)


Partners' capital (deficit),
 beginning of year                              (26)        307         657

Partners' capital (deficit),

 end of year                              $    (362)  $     (26)    $   307



                           See accompanying notes.


                         ST. LOUIS WOODCHASE ASSOCIATES

                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1994, 1993 and 1992
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In Thousands)

                                               1994        1993        1992

Cash flows from operating activities:
 Net loss                                  $  (336)     $  (333)   $   (350)
 Adjustments to reconcile net loss
   to net cash provided by (used in)
   operating activities:
    Depreciation                                342         343         343
    Amortization of deferred interest            19          16          15
    Changes in assets and liabilities:
      Escrow deposits                           (17)                      2
      Rents receivable                           (2)                      -
      Prepaid expenses                           (1)         (1)          1
      Accounts payable                           (2)         (5)          2
      Accrued expenses                          (32)         35           1
      Accrued interest                          151          28           -
      Accrued interest on partner loans          21          18          19

      Tenant security deposits                    3          (3)         (9)
      Payable to property manager                 4          (2)          -
         Total adjustments                      486         429         374
         Net cash provided by (used for)
         operating activities                   150          96          24

Cash flows from investing activities:
 Additions to operating investment property     (54)         (6)         (2)

Cash flows from financing activities:
 Increase (decrease) in deposit                  40         (40)          -
 Increase in deferred expenses                  (27)        (65)          -
 Payments of principal on long-term debt        (86)        (13)          -
      Net cash used for financing
     activities                                 (73)       (118)          -

Net increase (decrease) in
 cash and cash equivalents                       23         (28)         22

Cash at beginning of year                        43          71          49

Cash and cash equivalents,
 end of year                           $         66    $     43    $     71

Cash paid during the year
 for interest                           $       714     $   787    $    800






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

       Operating investment property

       The operating investment property is carried at the lower of cost, adjusted for certain guaranteed payments and accumulated depreciation, or net realizable value. The net realizable value of a property held for long-

   term investment purposes is measured by the recoverability of the investment from expected future cash flows on an undiscounted basis, which may exceed the property's market value. The net realizable value of a property held for sale approximates its current market value. The operating investment property was considered to be held for long-term investment purposes as of December 31, 1994 and 1993. Depreciation expense is computed using the straight-line method over an estimated useful life of thirty years for buildings and improvements and five years for furniture and fixtures. Acquisition fees have been capitalized and are included in the cost of the operating investment properties.

     The Joint Venture has reviewed FAS No. 121 ``Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of'' which is effective for financial statements for years beginning after December 15, 1995, and believes this new pronouncement will not have a material effect on the Joint Venture's financial statements.


       Deferred expenses

       Deferred expenses at both December 31, 1994 and December 31, 1993 relate to costs associated with the refinancing of debt in 1993. Deferred financing costs are amortized using the straight-line method over the respective terms of the loans. The amortization of such fees is included in interest expense on the accompanying statements of operations.

       Refinancing deposit

       The deposit represents an amount related to the refinancing of the long-term debt. The deposit was refunded at the closing date of the loan refinancing (See Note 4).

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

2. The Partnership Agreement

       The joint venture agreement provides that the Partnership will receive from available cash flow (after payment of any interest on operating loans by the parties to the joint venture) an annual, cumulative preferred base return, payable monthly, of 8% of the Partnership's net investment. Thereafter any remaining cash flow shall be distributed 70% to the Partnership and 30% to the Co-Venturer. The Partnership's cumulative preference returns in arrears were approximately $1,666,000 and $1,479,000 at December 31, 1994 and 1993, respectively.

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

       The Co-Venturer guaranteed payment of all operating expenses and debt service plus a $3,000 annual return to the Partnership from the date of closing through December 31, 1987 (the Guaranty Period). The Joint Venture received payments aggregating $347,290 during the Guaranty Period. Such amounts have been recorded as a reduction of the basis of the operating property for financial reporting purposes. The Co-Venturer was required to make mandatory loans to the joint venture to pay all operating expenses and debt service plus a $3,000 annual return to the Partnership for the twelve-month period following the Guaranty Period. Mandatory loans totalling $130,211 have been made by the Co-Venturer. Such loans bear interest at 1% above the prime lending rate. The Co-Venturer was paid a fee of $288,000 in consideration for its agreement to provide the guaranty and make the mandatory loans. After the mandatory loan period, if additional cash is required in connection with the Joint Venture, it may be provided by the Partnership and the Co-Venturer as loans (evidenced by operating notes) to the Joint Venture. Such loans are to be provided 70% by the Partnership and 30% by the Co-Venturer and would bear interest at the prime rate. In the event that a partner fails to make its respective share of a loan, the other partner may make the loan to the Joint Venture for the defaulting partner's share at twice the prime rate. Operating loans totalling $87,000 have been made 100% by the Co-Venturer through December 31, 1994.

       The joint venture has entered into a property management contract with an affiliate of the Co-Venturer, cancellable at the option of the joint venture upon the occurrence of certain events. The management fee is equal to 5% of the gross receipts, as defined.

     The Combined Joint Ventures have reviewed FAS No. 121 ``Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of'' which is effective for financial statements for years beginning after December 15, 1995, and believes this new pronouncement will not have a material effect on the combined financial statements.

3. Partner loans

   Partner loans consist of the following (in thousands):
                                                    1994           1993
     Deficit loans, payable to the
      Co-Venturer, interest
     at 1% over prime
     (9.5% at December 31, 1994)                 $    130        $   130

     Operating loans, payable to the
      Co-Venturer, interest
     at prime (8.5% at December 31, 1994)              26             26

     Operating loans, payable to the
      Co-Venturer, interest
     at twice the prime rate
      (17.0% at December 31, 1994)                     61             61
                                                 $    217        $   217


       Repayment of the above loans (and accrued interest) is limited to net cash flow and capital proceeds, as defined. The loans are nonrecourse to the Joint Venture.

       Unpaid interest on partner loans at December 31, 1994 and 1993 totalled approximately $127,000 and $106,000, respectively. Interest on the $61,000 operating loan is first in priority for payment from net cash flow available for distribution.

4. Long-term debt

       Long-term debts consists of a nonrecourse mortgage note payable secured by the operating investment property in the initial amount of $8,000,000. The note bears interest at 9% and is payable in monthly installments, including principal and interest of $66,667 through November 1, 1998. Additional interest at the rate of 1.75% shall accrue monthly on the outstanding principal balances and 10.75% shall accrue on the unpaid interest balance. Subject to the terms of the loan agreement, net cash flow from operations, as defined and if available, will be applied to fund the additional interest quarterly. In addition, the Joint Venture is required to submit monthly escrow deposits of $3,875 for a replacement reserve. Amounts in the replacement reserve have been pledged as additional collateral for the operating investment property. The mortgage loan is fully prepayable without penalty through September 30, 1995, after which a prepayment penalty would be owed on any prepayment prior to maturity. The venture is currently seeking to refinance the outstanding first mortgage loan obligation. However, there are no assurances that a new financing source will be obtained.



       The scheduled annual principal payments to retire the long-term debt are as follows:

                        1995   $    93,000
                        1996       101,000
                        1997       111,000
                        1998     7,597,000
                               $ 7,902,000

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                     ST. LOUIS WOODCHASE ASSOCIATES

                         SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         December 31, 1994
                                                           (In Thousands)

                                                 Costs
                                             Capitalized                                                               Life on Which
                          Initial Cost to     (Removed)                                                                 Depreciation
                          Partnership         Subsequent to  Gross Amount at Which Carried                              in Latest
                             Venture          Acquisition     at End of Year                                            Income
                              Buildings &   Buildings &       Buildings &          Accumulated   Date of      Date      Statement
Description Encumbrances Land Improvements Improvements Land  Improvements  Total  Depreciation  Construction Acquired  is Computed
Woodchase
 Apartments
 St. Louis,
 MO           $ 7,902   $1,013    $9,924      $  847     $983    $10,801   $11,784   $ 3,752       1985       12/31/85   5 - 30 yrs

Notes

(A) The aggregate cost of real estate owned at December 31, 1994 for Federal income tax purposes is approximately $12,006.

(B) See Note 4 of Notes to Financial Statements for a description of the debt encumbering the property.

(C) Reconciliation of real estate owned:
                                           1994        1993        1992

      Balance at beginning of period    $ 11,730    $ 11,724    $ 11,722
      Acquisitions and improvements           54           6           2
      Balance at end of period          $ 11,784    $ 11,730    $ 11,724

(D)   Reconciliation of accumulated depreciation:

      Balance at beginning of period    $  3,410    $  3,067   $   2,724
      Depreciation expense                   342         343         343
      Balance at end of period         $   3,752    $  3,410   $   3,067

(E)  Costs removed represent guaranty payments from the co-venturer (see Note 2).

