Form 10-K405/A
period 1995-03-31
PAINEWEBBER GROWTH PARTNERS THREE L P
filed 1995-07-18
CIK 769847

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


                     PAINEWEBBER GROWTH PARTNERS THREE L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the years ended March 31, 1995, 1994 and 1993
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In Thousands)

                                              1995         1994       1993

Cash flows from operating activities:
   Net income (loss)                     $     (612) $     (672)  $   7,633
   Adjustments to reconcile net
    income (loss) to net cash
    provided by (used for) operating
     activities:
      Partnership's share of
      unconsolidated venture's loss             236         233         245
      Depreciation expense                      270         269         373
      Amortization of deferred
       financing costs                           55          55         354
      Deferred management fees                  128         128         161
      Interest expense on note payable            -           -           4
      Loss on transfer of assets at foreclosure   -           -       2,928
      Extraordinary gain from settlement of debt  -           -     (11,532)
      Changes in assets and liabilities:
         Cash subject to transfer at foreclosure  -           -          (8)
         Accounts receivable                      -         125        (227)
         Inventories                              -           -         (90)
         Prepaid expenses                         5          13           3
         Other assets                             -           -          (6)
         Due to Marriott                          -           -          45
         Accounts payable and accrued expenses    4          (8)        (66)
         Accrued interest payable                29          25          28
         Accounts payable - affiliates            -          (2)         (9)
         Advances from consolidated venture      37           -           -
         Total adjustments                      764         838      (7,797)

          Net cash provided by (used for)
             operating activities               152         166        (164)

Cash flows from investing activities:
   Net withdrawals from escrow
    reserve for repairs and replacements          -           -          56
   Additions to operating investment
    properties                                  (16)         (1)          -
          Net cash provided by (used for)
            investing activities                (16)         (1)         56

Cash flows from financing activities:
   Deposits to/withdrawals from
    restricted cash                             201          (4)         (5)
          Net cash provided by (used for)
            financing activities                201          (4)         (5)

Net increase (decrease) in cash
    and cash equivalents                        337         161        (113)

Cash and cash equivalents,
   beginning of year                            367         206         319

Cash and cash equivalents,
   end of year                         $        704    $    367    $    206

Cash paid during the year
   for interest                        $        252    $    214    $    367


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

