Form 10-Q
period 1995-06-30
PAINEWEBBER GROWTH PARTNERS THREE L P
filed 1995-08-14
CIK 769847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549
                            FORM 10-Q

    X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                               OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from           to          .


                         Commission File Number   :  0-15035

                     PAINEWEBBER GROWTH PARTNERS THREE L.P.
     (Exact name of registrant as specified in its charter)

              Delaware                          04-2882258
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)              Identification No.)

265 Franklin Street, Boston, Massachusetts             02110
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code  (617) 439-8118


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X   .  No

                     PAINEWEBBER GROWTH PARTNERS THREE L.P.

                          CONSOLIDATED BALANCE SHEETS
                        June 30, 1995 and March 31, 1995
                                  (Unaudited)
                                (In Thousands)

                                  ASSETS
                                                   June 30      March 31

Operating investment property, at cost:
   Land                                           $      670   $      670
   Buildings                                           7,932        7,932
   Equipment and improvements                            541          541
                                                       9,143        9,143
   Less accumulated depreciation                      (3,132)      (3,065)
                                                       6,011        6,078

Investment in unconsolidated joint
 venture, at equity                                      368          254
Cash and cash equivalents                                574          704
Accounts receivable                                        2            2
Prepaid expenses                                           1           15
Deferred expenses, net                                   108          122
Other assets                                             227          227
                                                 $     7,291   $    7,402

                       LIABILITIES AND PARTNERS' DEFICIT

Accounts payable and accrued expenses            $        82   $       96
Accrued interest payable                                 205          196
Loans payable to affiliates                              357          357
Advances from consolidated venture                        32           37
Deferred management fees payable to affiliate          1,147        1,115
Notes payable                                          8,330        8,330
Total partners' deficit                               (2,862)      (2,729)
                                                $      7,291  $     7,402







                            See accompanying notes.

                     PAINEWEBBER GROWTH PARTNERS THREE L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ended June 30, 1995 and 1994
                                  (Unaudited)
                    (In Thousands, except for per Unit data)

                                                         1995          1994
REVENUES:
   Rental income                                       $    354      $   332
   Interest and other income                                  9            5
                                                            363          337
EXPENSES:
   Property operating expenses                              166          183
   Interest expense                                         140          105
   Depreciation and amortization                             67           67
   Partnership management fees                               32           32
   General and administrative                                41           37
                                                            446          424

Operating loss                                              (83)         (87)

Partnership's share of  unconsolidated
 venture's loss                                             (50)         (75)

Net loss                                                $  (133)      $ (162)

Net loss per Limited Partnership Unit                  $  (4.95)      $  (6.00)

The above net loss per Limited Partnership Unit is based upon the 25,657 Limited Partnership Units outstanding during each period.












                            See accompanying notes.

                    PAINEWEBBER GROWTH PARTNERS THREE L.P.

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
               For the three months ended June 30, 1995 and 1994
                                  (Unaudited)
                                 (In Thousands)

                                                    General       Limited
                                                    Partners      Partners

Balance at March 31, 1994                         $   (82)       $(2,035)

Net loss                                               (8)          (154)

BALANCE AT JUNE 30, 1994                          $   (90)       $(2,189)

Balance at March 31, 1995                          $ (113)       $(2,616)

Net loss                                               (6)          (127)

BALANCE AT JUNE 30, 1995                           $ (119)      $ (2,743)


                            See accompanying notes.

                   PAINEWEBBER GROWTH PARTNERS THREE L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended June 30, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)
                                 (In Thousands)

                                                      1995             1994
Cash flows from operating activities:
   Net loss                                         $   (133)      $    (162)
   Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Partnership's share of unconsolidated
       venture's loss                                     50              75
     Depreciation and amortization                        67              67
     Deferred management fees                             32              32
     Amortization of deferred financing costs             14              14
     Changes in assets and liabilities:
       Prepaid expenses                                   14               7
       Accounts payable and accrued expenses             (14)              3
       Accrued interest payable                            9               6
       Advance from consolidated venture                  (5)            150
            Total adjustments                            167             354
            Net cash provided by
             operating activities                         34             192

Cash flows from investing activities:
   Contribution to unconsolidated venture               (164)              -

Cash flows from financing activities:
   Deposits to restricted cash                             -              (1)

Net increase (decrease) in cash and
 cash equivalents                                       (130)            191

Cash and cash equivalents, beginning of period           704             367

Cash and cash equivalents, end of period            $    574       $     558

Cash paid during the period for interest           $     117      $       86


                            See accompanying notes.



1. General

   The accompanying financial statements, footnotes and discussions should be read in connection with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended March 31, 1995.

   In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

2. Operating Investment Property

   The Partnership's balance sheet includes one operating investment property at June 30, 1995 and March 31, 1995; the Summerwind Apartments, owned by Tara Associates, Ltd., a majority owned and controlled joint venture. The balance sheet and operating results of Tara Associates, Ltd. are recorded three months in arrears to the operating results of the Partnership. Tara Associates, Ltd., a Georgia limited partnership (the "joint venture"), was organized on December 19, 1983 to acquire and operate a 208-unit apartment complex, Summerwind Apartments, located in Jonesboro, Georgia. On October 8, 1985, the Partnership acquired a 70% general partnership interest in the joint venture. The remaining 30% general and limited partnership interests were owned by John Lie-Nielson (the "co-venturer"). Effective February 23, 1990, the co-venturer's general partnership interest was converted to a limited partnership interest, thereby giving the Partnership complete control over the operating investment property.



   The following is a summary of property operating expenses for the three months ended March 31, 1995 and 1994 (in thousands):

                                               1995          1994
      Property operating expenses:
         Repairs and maintenance             $      55      $   50
         Utilities                                  16          25
         Property taxes                             25          23
         Management fees                            18          17
         Salaries and administrative                52          68
                                             $     166       $ 183




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


   Summarized operating results of the unconsolidated joint venture for the periods indicated are as follows (in thousands):

                     CONDENSED SUMMARY OF OPERATIONS
           For the three months ended March 31, 1995 and 1994
                                  (in thousands)



                                                          1995        1994
  REVENUES:
    Rental revenues                                     $   358      $  331
    Other income                                             10           7
                                                            368         338
  EXPENSES:
    Interest expense                                        217         218
    Property operating expenses                             110         118
    Real estate taxes                                        26          26
    Depreciation and amortization                            87          83
                                                            440         445
    Net loss                                           $    (72)     $ (107)

     Net loss:
      Partnership's share of net loss                  $    (50)   $    (75)
      Co-venturer's share of net loss                       (22)        (32)
                                                       $    (72)    $  (107)



 Note Payable

  Note payable at June 30, 1995 and March 31, 1995 consists of the following (in




                                                  June 30            March 31
  Mortgage loan payable which secures
  Housing Authority of Clayton County
  Collateralized Loan-to-Lender Housing
  Revenue Bonds.  The non-recourse mortgage
  loan is secured by a deed to secure debt
  and a security agreement covering Tara
  Associates Ltd.'s real and personal
  property.  The loan bears interest at a
  floating rate which is reset weekly based
  on the market rate for tax exempt
  securities with similar maturities.  The
  loan is subject to various prepayment
  provisions including a mandatory
  redemption on March 16, 1997, the first
  scheduled remarketing date, as defined.      $   8,330           $   8,330







  Related Party Transactions

     The Adviser earned management fees of $32,000 for each of the three-month periods ended June 30, 1995 and 1994. Deferred management fees at June 30, 1995 and March 31, 1995 consists of $1,147,000 and $1,115,000, respectively, due to PWPI. See the Partnership's Annual Report for further information regarding deferred management fees.

     Included in general and administrative expenses for both of the three-month periods ended June 30, 1995 and 1994 is $12,000, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

     Also included in general and administrative expenses for both of the three-month periods ended June 30, 1995 and 1994 is $1,000, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

6.Contingencies

     The Partnership is involved in certain legal actions. The Managing General Partner believes that these actions will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.



                     PAINEWEBBER GROWTH PARTNERS THREE L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

   Despite generally improving conditions in the markets for multi-family apartment properties across the country, the estimated values of the Partnership's two remaining investment properties, the Summerwind and Woodchase apartment complexes, remain below their acquisition prices at the present time as a result of the impact on real estate values caused by the unprecedented level of overbuilding which characterized the latter half of the 1980s. Such overbuilding put considerable downward pressure on occupancy levels and effective rental rates, which was a trend that continued through the early 1990s. Over the past three years, this trend has been reversed due to the lack of significant new construction of multi-family properties in most markets. However, management believes it is unlikely that this current market cycle will result in peak property values which equal or exceed the values in effect at the time of the Partnership's inception. As a result, management does not expect that the Partnership will recover the full amounts of its initial investments in the Summerwind and Woodchase apartment complexes. The portion of such investments which will be recovered, if any, will depend upon the ultimate selling prices obtained for the properties at the time of their final dispositions, which cannot presently be determined.

   The Summerwind joint venture is currently generating excess cash flow from operations as a result of the low level of the variable interest rate on the venture's first mortgage loan. However, based on the current estimated market value of the property, management is of the opinion that the property cannot be sold for an amount which would yield any significant proceeds to the Partnership above the outstanding debt balance. In addition, management believes that the property could not be refinanced, given the current debt structure, without a significant discount on the existing first mortgage loan. The debt secured by the Summerwind property, which requires interest-only payments until maturity in March 1997, was provided by tax-exempt bonds issued by a local housing authority. During fiscal 1995, the interest rate on such debt, which is tied to comparable tax-exempt bond obligations, fluctuated at between approximately 4% and 6% per annum on the venture's $8.3 million debt obligation. Cash flow from the venture's operations for calendar 1994 would have been sufficient to cover interest costs at an average rate of approximately 7%. Nonetheless, such cash flow would not be sufficient to support conventional financing, including monthly principal amortization, at current market interest rates. Furthermore, due to the rates of return demanded by potential buyers of multi-family residential properties at the present time, an analysis of the venture's cash flow before debt service implies a market value which is below the current debt obligation. It appears unlikely that market conditions will improve sufficiently in the near-to-intermediate term to generate any significant value above the outstanding debt position. Consequently, in the event that operations deteriorate or the variable interest rate on the Summerwind debt increases to such an extent that cash flow from property operations is insufficient to cover the required debt service, the Partnership would not support cash flow deficits. Under such circumstances, the mortgage loan would be allowed to go into default, and foreclosure, in all likelihood, would not be contested. Management intends to continue to operate the property to maximize cash flow in the near term at least until a decision is reached as to whether to hold or sell the Partnership's Woodchase investment, as discussed further below. Although interest rates have recently decreased after steadily rising throughout fiscal 1995, any future increase in interest rates would reduce the amount of the excess cash flow currently generated by the Summerwind joint venture which is being used to cover the Partnership's operating expenses. Nonetheless, the venture is expected to operate above breakeven throughout fiscal 1996 due to a slight increase in rental rates and a decrease in repairs and maintenance expenses. No significant capital improvements were made during fiscal 1995 and none are planned for the current year.

    As discussed in the Annual Report, during fiscal 1994 the Partnership, along with its co-venture partner, refinanced the mortgage debt secured by the Woodchase Apartments with the existing lender. The new nonrecourse mortgage loan agreement contains a five-year extension of the maturity date to November 1, 1998. The note bears interest at a rate of 10.75% per annum. New payment terms require minimum principal and interest payments totalling $66,667 on a monthly basis. Of such payments, interest at a rate of 9% per annum is deducted and the remainder is applied toward the outstanding principal balance. The difference between interest at 10.75% and the minimum payments made by the venture which are attributable to interest will accrue and bear interest on a compounded basis. Cash flow generated by the property in excess of the minimum principal and interest payments is payable to the lender on a quarterly basis to be applied against the outstanding accrued interest. Any unpaid accrued interest will be payable at maturity. The venture's operating cash flow for fiscal 1995 was slightly in excess of the minimum principal and interest payments due on the mortgage loan. The outstanding first mortgage loan is fully prepayable without penalty through September 1995, after which time a prepayment penalty would be owed on any prepayment prior to maturity. Management is currently focusing on efforts to refinance this loan prior to the end of this open prepayment period and has received a loan commitment which should enable the venture to complete a refinancing transaction within this time frame. However, since the loan remains contingent upon, among other things, execution of final loan documents, there are no assurances that such a refinancing transaction will be consummated. On May 31, 1995, the Partnership made a loan of $164,000 to the joint venture. The joint venture used the $164,000 to pay an application fee with respect to this potential new loan.

    In seeking to refinance the Woodchase debt obligation, management expects to obtain attractive, assumable financing which would reduce debt service costs, result in net cash flow to the Partnership and enhance the marketability of the property for a possible sale. Despite the lack of significant excess operating cash flow under the current debt structure, an analysis of the estimated value of the Woodchase property places the potential sales price above the level of the current debt. Depending on management's view of the relevant market factors affecting the property's long-term appreciation potential, management may determine that a sale of the Woodchase property in the near-term would be in the Partnership's best interests. In order to prepare the Woodchase property for the potential sale and/or refinancing transactions, a program of significant property repairs and improvements was initiated during calendar 1994 and will continue throughout most of calendar 1995. Such improvements include repairing exterior wood siding and apartment balconies, painting the exterior of the buildings, replacing some of the roofs and redecorating the clubhouse. Management believes that cash flow from property operations will be sufficient to cover the costs of the planned improvements. If the Partnership's interest in Woodchase were sold, a liquidation of the Partnership would likely be initiated, and the Partnership's interest in Summerwind would be sold or assigned, most likely only for a nominal amount. In any event, management must weigh the costs of continued operations against the realistic hopes for any future additional recoveries of the Partnership's original investments in Woodchase and Summerwind. Management is currently evaluating the Partnership's possible future operating strategies in light of these circumstances.



    At June 30, 1995, the Partnership and its consolidated joint venture had available cash and cash equivalents of approximately $574,000. As discussed further above, the consolidated Summerwind joint venture currently generates positive cash flow because the variable interest rate on the venture's outstanding mortgage indebtedness is presently at a fairly low level. As long as this long-term rate remains low, the venture should provide excess cash flow sufficient to cover the Partnership's operating expenses (excluding Partnership management fees which have been deferred since September of 1986). In the event that long-term interest rates rise significantly in the near future, this cash flow, which represents the Partnership's sole source of liquidity, may be impaired. The balance of cash and cash equivalents will be used for the working capital needs of the Partnership and its consolidated joint venture. The source of future liquidity and distributions to the partners is expected to be through proceeds received from the sale or refinancing of the two remaining investment properties.

RESULTS OF OPERATIONS
Three Months Ended June 30, 1995

   The Partnership's net loss decreased by $29,000 for the three months ended June 30, 1995, when compared to the same period in the prior year. The primary reason for the decrease in net loss is the decrease in the Partnership's share of unconsolidated venture's loss of $25,000. The Partnership's share of unconsolidated venture's loss, which represents the operating results of the Woodchase joint venture, decreased in the current period primarily as a result of an increase in rental revenues of approximately $27,000. The slight increase in revenues is attributable to rental rate increases implemented at the Woodchase property as a result of the fairly strong market conditions existing the suburban St. Louis market. In addition, the Partnership's operating loss, which includes the operating results of the consolidated Summerwind joint venture, decreased by $4,000 for the three months ended June 30, 1995 as compared to the same period in the prior year. Operating loss decreased due to an increase in rental income of $22,000 and a decrease in property operating expenses of $17,000 at the Summerwind Apartments. Rental income increased due to an increase in rental rates. Property operating expenses decreased as a result of certain non-recurring administrative expenses incurred in the prior period. The increase in rental income and decrease in property operating expenses were partially offset by an increase in interest expense of $35,000. Interest expense increased due to an increase in market interest rates which resulted in a higher rate being paid on the variable Summerwind mortgage loan.


                                    PART II
                               OTHER INFORMATION

Item 1. Legal Proceedings

    As discussed in the Partnership's annual report on Form 10-K for the year ended March 31, 1995, in November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.
Refer to the description of the claims in the prior quarterly report for further information. The General Partners continue to believe that the action will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.




Item 2. through 5.                      NONE

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:                           NONE

(b) Reports on Form 8-K:

    No reports on Form 8-K have been filed by the registrant during the quarter for which this report is filed.



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


                        PAINEWEBBER GROWTH PARTNERS THREE L.P.


                        By:  THIRD PW GROWTH PROPERTIES, INC.
                                  Managing General Partner




                         By:/s/ Walter V. Arnold
                            Walter V. Arnold
                            Senior Vice President and
                            Chief Financial Officer

Date:  August 11, 1995