Form 10-Q
period 1995-09-30
PAINEWEBBER GROWTH PARTNERS THREE L P
filed 1995-11-13
CIK 769847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549
                            FORM 10-Q

    X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X   .  No        .

                     PAINEWEBBER GROWTH PARTNERS THREE L.P.

                          CONSOLIDATED BALANCE SHEETS
                     September 30, 1995 and March 31, 1995
                                  (Unaudited)
                                 (In Thousands)

                                  ASSETS

                                                 September 30    March 31

Operating investment property, at cost:
   Land                                            $     670   $      670
   Buildings                                           7,932        7,932
   Equipment and improvements                            541          541
                                                       9,143        9,143
   Less accumulated depreciation                      (3,200)      (3,065)
                                                       5,943        6,078

Investment in unconsolidated joint venture, at equity    307          254
Cash and cash equivalents                                625          704
Accounts receivable                                        2            2
Prepaid expenses                                           -           15
Deferred expenses, net                                    94          122
Other assets                                             227          227
                                                    $  7,198   $    7,402

                       LIABILITIES AND PARTNERS' DEFICIT

Accounts payable and accrued expenses             $      127$          96
Accrued interest payable                                 213          196
Loans payable to affiliates                              357          357
Advances from consolidated venture                        34           37
Deferred management fees payable to affiliate          1,179        1,115
Notes payable                                          8,330        8,330
Total partners' deficit                               (3,042)      (2,729)
                                                   $   7,198  $     7,402








                            See accompanying notes.

               PAINEWEBBER GROWTH PARTNERS THREE L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
         For the three and six months ended September 30, 1995 and 1994
                                  (Unaudited)
                      (In Thousands, except per Unit data)

                                     Three Months Ended      Six Months Ended
                                        September 30,          September 30,
                                  1995         1994       1995          1994

REVENUES:
   Rental income              $     353     $   333   $     707       $  664
   Interest and other income           8          6          17           12
                                    361         339         724          676
EXPENSES:
   Property operating expenses      186         168         352          351
   Interest expense                 148         117         288          223
   Depreciation                      68          67         135          134
   Partnership management fees       32          32          64           64
   General and administrative         46         42          87           78
                                    480         426         926          850

Operating loss                     (119)        (87)       (202)        (174)

Partnership's share of
   unconsolidated venture's
   loss                            (61)         (55)      (111)        (130)

Net loss                       $   (180)   $   (142)  $    (313)      $ (304)

Net loss per Limited
Partnership Unit                $ (6.62)    $ (5.25)     $(11.57)    $ (11.25)

The above net loss per Limited Partnership Unit is based upon the 25,657 Limited Partnership Units outstanding during each period.












                            See accompanying notes.

                 PAINEWEBBER GROWTH PARTNERS THREE L.P.

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
              For the six months ended September 30, 1995 and 1994
                                  (Unaudited)
                                 (In Thousands)
                                                    General       Limited
                                                    Partners      Partners

Balance at March 31, 1994                         $   (82)       $(2,035)

Net loss                                              (15)          (289)

BALANCE AT SEPTEMBER 30, 1994                     $   (97)       $(2,324)

Balance at March 31, 1995                          $ (113)       $(2,616)

Net loss                                              (16)          (297)

BALANCE AT SEPTEMBER 30, 1995                    $   (129)       $(2,913)








                            See accompanying notes.

                   PAINEWEBBER GROWTH PARTNERS THREE L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the six months ended September 30, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)
                                 (In Thousands)

                                                  1995                1994
Cash flows from operating activities:
   Net loss                                      $      (313)      $    (304)
   Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Partnership's share of unconsolidated
       venture's loss                                    111             130
     Depreciation                                        135             134
     Deferred management fees                             64              64
     Amortization of deferred financing costs             28              28
     Changes in assets and liabilities:
       Prepaid expenses                                   15              11
       Accounts payable and accrued expenses              31              25
       Accrued interest payable                           17              13
       Advance from consolidated venture                  (3)             44
            Total adjustments                            398             449
            Net cash provided by operating
             activities                                   85             145

Cash flows from investing activities:
   Contribution to unconsolidated venture               (164)              -

Cash flows from financing activities:
   Deposits to restricted cash                             -              (3)
   Release of debt service reserve escrow                  -             205
            Net cash provided by financing
             activities                                    -             202

Net increase (decrease) in cash and
 cash equivalents                                        (79)            347

Cash and cash equivalents, beginning of period           704             367

Cash and cash equivalents, end of period           $     625        $    714

Cash paid during the period for interest           $     243        $    182





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

2. Operating Investment Property

   The Partnership's balance sheet includes one operating investment property at September 30, 1995 and March 31, 1995; the Summerwind Apartments, owned by Tara Associates, Ltd., a majority owned and controlled joint venture. The balance sheet and operating results of Tara Associates, Ltd. are recorded three months in arrears to the operating results of the Partnership. Tara Associates, Ltd., a Georgia limited partnership (the "joint venture"), was organized on December 19, 1983 to acquire and operate a 208-unit apartment complex, Summerwind Apartments, located in Jonesboro, Georgia. On October 8, 1985, the Partnership acquired a 70% general partnership interest in the joint venture. The remaining 30% general and limited partnership interests were owned by John Lie-Nielson (the "co-venturer"). Effective February 23, 1990, the co-venturer's general partnership interest was converted to a limited partnership interest, thereby giving the Partnership complete control over the operating investment property.

   The following is a summary of property operating expenses for the three and six months ended June 30, 1995 and 1994 (in thousands):



                                     Three Months Ended      Six Months Ended
                                          June 30,                 June 30,
                                      1995        1994      1995        1994

    Property operating expenses:
      Repairs and maintenance     $    68      $   64   $    123       $ 114
      Utilities                        17          14         33          38
      Property taxes                   24          23         49          47
      Management fees                  17          17         35          34
      Salaries and administrative      60          50        112         118
                                   $  186       $ 168   $    352       $ 351



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


   Summarized operating results of the unconsolidated joint venture for the periods indicated are as follows:

                     CONDENSED SUMMARY OF OPERATIONS
        For the three and six months ended June 30, 1995 and 1994
                                  (in thousands)



                                     Three Months Ended      Six Months Ended
                                         June 30,               June 30,
                                  1995         1994       1995          1994

 Revenues:
   Rental revenues             $    378      $  367      $  736       $ 698
   Other income                      11           8          21          15
                                    389         375         757         713
 Expenses:
   Interest expense                 216         220         433         434
   Property operating expenses      145         125         255         243
   Real estate taxes                 26          28          52          54
   Depreciation and amortization     88          81         175         168
                                    475         454         915         899
   Net loss                    $    (86)    $   (79)    $  (158)      $(186)

    Net loss:
    Partnership's share of
     net loss                 $     (61)   $    (55)    $  (111)      $(130)
    Co-venturer's share of
     net loss                       (25)        (24)        (47)        (56)
                              $     (86)   $    (79)    $  (158)      $(186)




 Note Payable

  Note payable at September 30, 1995 and March 31, 1995 consists of the following:

                                                September 30    March 31
  Mortgage loan payable which secures
  Housing Authority of Clayton County
  Collateralized Loan-to-Lender Housing
  Revenue Bonds.  The non-recourse mortgage
  loan is secured by a deed to secure debt
  and a security agreement covering Tara
  Associates Ltd.'s real and personal
  property.  The loan bears interest at a
  floating rate which is reset weekly based
  on the market rate for tax exempt
  securities with similar maturities.  The
  loan is subject to various prepayment
  provisions including a mandatory
  redemption on March 16, 1997, the first
  scheduled remarketing date, as defined.      $   8,330    $   8,330



  Related Party Transactions

     The Adviser earned management fees of $64,000 for each of the six-month periods ended September 30, 1995 and 1994. Deferred management fees at September 30, 1995 and March 31, 1995 consist of $1,179,000 and $1,115,000, respectively, due to PWPI. See the Partnership's Annual Report for further information regarding deferred management fees.

     Included in general and administrative expenses for each of the six-month periods ended September 30, 1995 and 1994 is $23,000, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

     Also included in general and administrative expenses for each of the six-month periods ended September 30, 1995 and 1994 is $1,000, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

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

     On September 13, 1995, the Partnership, along with its co-venture partner, refinanced the mortgage debt secured by the Woodchase Apartments with a new lender. The new non-recourse mortgage loan is in the amount of $8,200,000 and bears interest at a rate of 7.5% per annum. The new loan requires monthly principal and interest payments of $57,336 and matures on October 1, 2002. The proceeds of the new loan were used to repay the existing $8 million debt as well as cover a portion of the refinancing costs. The Partnership advanced $164,000 to the venture to cover the remaining transaction costs. Although the principal amount of the new loan increased slightly, the venture's annual debt service payments are reduced by $112,000 due to the reduction in the interest rate, resulting in positive cash flow for the joint venture, the majority of which should be due to the Partnership.

    In refinancing the Woodchase debt obligation, management obtained attractive, assumable financing which reduces debt service costs, results in net cash flow to the Partnership and enhances the marketability of the property for a possible sale. An analysis of the estimated value of the Woodchase property places the potential sales price above the level of the current debt by between $2 million to $3 million. Depending on management's view of the relevant market factors affecting the property's long-term appreciation potential, management may determine that a sale of the Woodchase property in the near-term would be in the Partnership's best interests. In order to prepare the Woodchase property for a potential sale transaction, a program of significant property repairs and improvements was initiated during calendar 1994 and will continue throughout most of calendar 1995. Such improvements include repairing exterior wood siding and apartment balconies, painting the exterior of the buildings, replacing some of the roofs and redecorating the clubhouse. Management believes that cash flow from property operations will be sufficient to cover the costs of the planned improvements. If the Partnership's interest in Woodchase were sold, a liquidation of the Partnership would likely be initiated, and the Partnership's interest in Summerwind would be sold or assigned, most likely only for a nominal amount. In any event, management must weigh the costs of continued operations against the realistic hopes for any future additional recoveries of the Partnership's original investments in Woodchase and Summerwind. Management is currently evaluating the Partnership's possible future operating strategies in light of these circumstances.

    At September 30, 1995, the Partnership and its consolidated joint venture had available cash and cash equivalents of approximately $625,000. The balance of such cash and cash equivalents will be used for the working capital needs of the Partnership and its consolidated joint venture. Expected future cash flow distributions from the Summerwind and Woodchase joint ventures should be sufficient to cover the Partnership's operating expenses (excluding Partnership management fees which have been deferred since September of 1986). The source of future liquidity and distributions to the partners is expected to be through proceeds received from the sale or refinancing of the two remaining investment properties.

RESULTS OF OPERATIONS
Three Months Ended September 30, 1995

     The Partnership's net loss increased by $38,000 for the three months ended September 30, 1995 as compared to the same period in the prior year. The increase in the Partnership's net loss was mainly the result of an increase in the Partnership's operating loss of $32,000. The Partnership's operating loss increased primarily due to an increase in interest expense of $31,000. Interest expense increased as a result of an increase in the average interest rate paid during the period on the variable rate mortgage loan secured by the consolidated Summerwind Apartments. In addition, property operating expenses increased at Summerwind by $18,000 due to small increases in repairs and maintenance, insurance and administrative expenses. The increases in interest and property operating expenses were partially offset by an increase in rental income at Summerwind of $20,000. Rental income increased as a result of an increase in rental rates over the same period in the prior year.

     The Partnership's share of unconsolidated venture's loss, which represents the operating results of the Woodchase joint venture, increased by $6,000 primarily due to increases in depreciation and property operating expenses. Depreciation expense increased as a result of fixed asset additions made during fiscal 1995. Property operating expenses increased due to increases in utilities and administrative expenses. The increases in depreciation and property operating expenses were partially offset by an increase in rental income. Rental income increased by $11,000 for the current three-month period due to rental rate increases implemented as a result of the fairly strong market conditions existing in the suburban St. Louis market.

Six Months Ended September 30, 1995

   The Partnership's net loss increased by $9,000 for six months ended
September 30, 1995 as compared to the same period in the prior year. The increase in the Partnership's net loss was the result of an increase in the Partnership's operating loss of $28,000. The Partnership's operating loss increased primarily due to an increase in interest expense of $65,000. Interest expense increased as a result of an increase in the average interest rate paid during the period on the variable rate mortgage loan secured by the consolidated Summerwind Apartments. The increase in interest expense was partially offset by an increase in rental income at Summerwind of $43,000. Rental income increased as a result of an increase in rental rates over the same period in the prior year. The increase in the Partnership's operating loss was partially offset by a decrease of $19,000 in the Partnership's share of unconsolidated venture's loss, which represents the operating results of the Woodchase joint venture.
The decrease in the Partnership's share of unconsolidated venture's loss was mainly a result of an increase in rental income. The increase in rental income, of $38,000, was attributable to rental rate increases implemented as a result of the fairly strong market conditions existing in the suburban St. Louis market. Slight increases in the venture's property operating expenses and depreciation charges partially offset the increase in rental income.





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





Date:  November 13, 1995