Form 10-Q
period 1995-12-31
PAINEWEBBER GROWTH PARTNERS THREE L P
filed 1996-02-14
CIK 769847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995

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

                     PAINEWEBBER GROWTH PARTNERS THREE L.P.

                           CONSOLIDATED BALANCE SHEETS
                December 31, 1995 and March 31, 1995 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                  December 31   March 31

Operating investment property, at cost:
   Land                                           $      670    $      670
   Buildings                                           7,932         7,932
   Equipment and improvements                            541           541
                                                  ----------     ---------
                                                       9,143         9,143
   Less accumulated depreciation                      (3,267)       (3,065)
                                                  ----------     ---------
                                                       5,876         6,078

Investment in unconsolidated joint venture, at equity    103           254
Cash and cash equivalents                                813           704
Accounts receivable                                        2             2
Prepaid expenses                                           -            15
Deferred expenses, net                                    81           122
Other assets                                             227           227
                                                  ----------    ----------
                                                  $    7,102    $    7,402
                                                  ==========    ==========

                        LIABILITIES AND PARTNERS' DEFICIT

Accounts payable and accrued expenses            $       144    $       96
Accrued interest payable                                 222           196
Loans payable to affiliates                              357           357
Advances from consolidated venture                        32            37
Deferred management fees payable to affiliate          1,211         1,115
Notes payable                                          8,330         8,330
Partners' deficit                                     (3,194)       (2,729)
                                                 -----------   -----------
                                                 $     7,102   $     7,402
                                                 ===========   ===========










                             See accompanying notes.

                     PAINEWEBBER GROWTH PARTNERS THREE L.P.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
   For the three and nine months ended December 31, 1995 and 1994 (Unaudited)
                      (In thousands, except per Unit data)

                                      Three Months Ended     Nine  Months Ended
                                        December 31,           December 31,
                                    1995        1994       1995         1994
                                    ----        ----       ----         ----

Revenues:
   Rental income                $   363     $   342      $1,070        $1,006
   Interest and other income          8          10          25            22
                                -------     -------      ------        ------
                                    371         352       1,095         1,028
Expenses:
   Property operating expenses      189         180         541           531
   Interest expense                 144         111         432           306
   Depreciation                      67          81         202           243
   Partnership management fees       32          32          96            96
   General and administrative        51          32         138           110
                              ----------  ---------    --------      --------
                                    483         436       1,409         1,286
                              ---------    --------     -------       -------

Operating loss                     (112)        (84)       (314)         (258)

Partnership's share of
   unconsolidated
   venture's loss                  (40)        (40)       (151)         (171)
                                --------- -----------  --------       -------

Net loss                        $  (152)   $   (124)    $  (465)       $ (429)
                                =======    ========     =======        ======

Net loss per Limited
 Partnership Unit                $(5.66)    $ (4.61)    $(17.23)     $ (15.87)
                                 ======     ========    =======      ========

   The above net loss per Limited Partnership Unit is based upon the 25,657 Limited Partnership Units outstanding during each period.












                             See accompanying notes.

                     PAINEWEBBER GROWTH PARTNERS THREE L.P.

           CONSOLIDATED  STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
        For the nine months ended December 31, 1995 and 1994 (Unaudited)
                                 (In thousands)

                                                     General       Limited
                                                     Partners      Partners

Balance at March 31, 1994                          $   (82)        $(2,035)

Net loss                                               (22)           (407)
                                                   --------        --------

Balance at December 31, 1994                       $  (104)        $(2,442)
                                                   =======          =======

Balance at March 31, 1995                          $  (113)        $(2,616)

Net loss                                               (23)           (442)
                                                   --------        --------

Balance at December 31, 1995                       $  (136)        $(3,058)
                                                   ========        ========




























                             See accompanying notes.

                     PAINEWEBBER GROWTH PARTNERS THREE L.P.

                    CONSOLIDATED  STATEMENTS  OF CASH FLOWS
        For the nine months ended December 31, 1995 and 1994 (Unaudited)
               Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                        1995             1994
                                                        ----             ----
Cash flows from operating activities:
   Net loss                                      $      (465)       $    (429)
   Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Partnership's share of unconsolidated
        venture's loss                                   151              171
      Depreciation                                       202              202
      Deferred management fees                            96               96
      Amortization of deferred financing costs            41               41
      Changes in assets and liabilities:
        Prepaid expenses                                  15                -
        Accounts payable and accrued expenses             48               52
        Accrued interest payable                          26               21
        Advances from consolidated venture                (5)              60
                                                ------------        ---------
         Total adjustments                               574              643
            Net cash provided by
            operating activities                         109              214

Cash flows from investing activities:
   Contribution to unconsolidated venture               (164)               -
   Distribution from unconsolidated venture              164                -
                                                  ----------     ------------
            Net cash provided by
               investing activities                        -                -

Cash flows from financing activities:
   Deposits to restricted cash                             -               (3)
   Release of debt service reserve escrow                  -              205
                                                 -----------        ---------
            Net cash provided by
               financing activities                        -              202
                                                 -----------        ---------

Net increase in cash and cash equivalents                109              416

Cash and cash equivalents, beginning of period           704              367
                                                   ---------        ---------

Cash and cash equivalents, end of period           $     813         $    783
                                                   =========         ========

Cash paid during the period for interest           $     365         $    285
                                                   =========         ========








                             See accompanying notes.

                     PAINEWEBBER GROWTH PARTNERS THREE, L.P.
                          Notes to Financial Statements
                                   (Unaudited)


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

2.  Operating Investment Property

    The Partnership's balance sheet includes one operating investment property at December 31, 1995 and March 31, 1995; the Summerwind Apartments, owned by Tara Associates, Ltd., a majority owned and controlled joint venture. The balance sheet and operating results of Tara Associates, Ltd. are recorded three months in arrears to the operating results of the Partnership. Tara Associates, Ltd., a Georgia limited partnership (the "joint venture"), was organized on December 19, 1983 to acquire and operate a 208-unit apartment complex, Summerwind Apartments, located in Jonesboro, Georgia. On October 8, 1985, the Partnership acquired a 70% general partnership interest in the joint venture. The remaining 30% general and limited partnership interests were owned by John Lie-Nielson (the "co-venturer"). Effective February 23, 1990, the co-venturer's general partnership interest was converted to a limited partnership interest, thereby giving the Partnership control over the operating investment property.

    The following is a summary of property operating expenses for the three and nine months ended September 30, 1995 and 1994 (in thousands):

                                      Three Months Ended      Nine Months Ended
                                       September 30,            September 30,
                                       1995        1994     1995        1994

      Property operating expenses:
         Repairs and maintenance    $   74      $   64     $  197       $ 177
         Utilities                      18          19         51          58
         Property taxes                 25          23         74          70
         Management fees                18          17         53          50
         Salaries and administrative     54         57        166         176
                                    -------    -------    -------      ------
                                    $  189       $ 180     $  541       $ 531
                                    ======       =====     ======       =====

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

    Summarized operating results of the unconsolidated joint venture for the periods indicated are as follows:

                             Condensed  Summary of Operations
         For the three and nine months ended September 30, 1995 and 1994
                                 (in thousands)

                                  Three Months Ended      Nine  Months Ended
                                        September 30,          September 30,
                                    1995        1994       1995         1994
                                    ----        ----       ----         ----

  Revenues:
   Rental revenues               $  388      $  380      $1,124       $1,078
   Other income                      17           9          38           24
                               --------   ---------   ---------    ---------
                                    405         389       1,162        1,102
  Expenses:
   Interest expense                 224         214         657          641
   Property operating expenses      123         116         378          359
   Real estate taxes                 26          26          78           80
   Depreciation and amortization      90         91         265          266
                                --------   --------    --------     --------
                                    463         447       1,378        1,346
                                -------     -------     -------      -------
  Net loss                      $   (58)    $   (58)    $  (216)     $  (244)
                                =======     ========    =======      =======

  Net loss:
   Partnership's share of
     net loss                  $    (40)   $    (40)    $  (151)     $  (171)
   Co-venturer's share
     of net loss                    (18)        (18)        (65)         (73)
                               --------    --------     -------      --------
                               $    (58)   $    (58)    $  (216)     $  (244)
                               ========    =========    =======      =======

4.  Note Payable

     Note payable at December 31, 1995 and March 31, 1995 consists of the following (in thousands):
                                                   December 31       March 31
   Mortgage  loan payable  which
   secures  Housing  Authority of Clayton
   County Collateralized   Loan-to-Lender
   Housing  Revenue  Bonds.  The  non-recourse
   mortgage  loan is secured by a deed to
   secure  debt and a security  agreement
   covering Tara Associates  Ltd.'s real
   and personal  property.  The loan bears
   interest at a floating  rate which is
   reset  weekly  based on the market rate
   for tax exempt  securities  with similar
   maturities.  The loan is subject to
   various prepayment  provisions  including
   a mandatory redemption on March 16,
   1997, the first scheduled remarketing date,
   as defined.                                     $   8,330        $   8,330
                                                   =========        =========

5. Related Party Transactions

      The Adviser earned management fees of $96,000 for each of the nine-month periods ended December 31, 1995 and 1994. Deferred management fees at December 31, 1995 and March 31, 1995 consist of $1,212,000 and $1,115,000, respectively, due to PWPI. See the Partnership's Annual Report for further information regarding deferred management fees.

      Included in general and administrative expenses for the nine-month periods ended December 31, 1995 and 1994 is $35,000 and $23,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the nine-month periods ended December 31, 1995 and 1994 is $2,000 and $1,000, respectively, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

6. Contingencies

      The Partnership is involved in certain legal actions. The Managing General Partner believes that such actions will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

                     PAINEWEBBER GROWTH PARTNERS THREE L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

    Despite generally improving conditions in the markets for multi-family apartment properties across the country, the estimated values of the Partnership's two remaining investment properties, the Summerwind and Woodchase apartment complexes, remain below their acquisition prices at the present time as a result of the impact on real estate values caused by the unprecedented level of overbuilding which characterized the latter half of the 1980s. Such overbuilding put considerable downward pressure on occupancy levels and effective rental rates, which was a trend that continued through the early 1990s. Over the past three years, this trend has been reversed due to the lack of significant new construction of multi-family properties in most markets. However, management believes it is unlikely that this current market cycle will result in peak property values which equal or exceed the values in effect at the time of the Partnership's inception. As a result, management does not expect that the Partnership will recover the full amounts of its initial investments in the Summerwind and Woodchase apartment complexes, which represent a combined 26% of the Partnership's original investment portfolio. The portion of such investments which will be recovered, if any, will depend upon the ultimate selling prices obtained for the properties at the time of their final dispositions, which cannot presently be determined.

    The Summerwind joint venture is currently generating excess cash flow from operations as a result of the low level of the variable interest rate on the venture's first mortgage loan. However, based on the current estimated market value of the property, management is of the opinion that the property cannot be sold for an amount which would yield any significant proceeds to the Partnership above the outstanding debt balance. In addition, management believes that the property could not be refinanced, given the current debt structure, without a significant discount on the existing first mortgage loan. The debt secured by the Summerwind property, which requires interest-only payments until maturity in March 1997, was provided by tax-exempt bonds issued by a local housing authority. The interest rate on such debt, which is tied to comparable tax-exempt bond obligations, has fluctuated at between approximately 4% and 6% per annum on the venture's $8.3 million debt obligation over the past two years. Cash flow from the venture's operations is currently sufficient to cover interest costs at an average rate of approximately 8%. Nonetheless, such cash flow would not be sufficient to support conventional financing, including monthly principal amortization, at current market interest rates. Furthermore, due to the rates of return demanded by potential buyers of multi-family residential properties at the present time, an analysis of the venture's cash flow before debt service implies a market value which is below the current debt obligation. It appears unlikely that market conditions will improve sufficiently in the near-to-intermediate term to generate any significant value above the outstanding debt position. Consequently, in the event that operations deteriorate or the variable interest rate on the Summerwind debt increases to such an extent that cash flow from property operations is insufficient to cover the required debt service, the Partnership would not support cash flow deficits. Under such circumstances, the mortgage loan would be allowed to go into default, and foreclosure, in all likelihood, would not be contested. Management intends to continue to operate the property to maximize cash flow in the near term at least until a decision is reached as to whether to hold or sell the Partnership's Woodchase investment, as discussed further below.

      On September 13, 1995, the Partnership, along with its co-venture partner, refinanced the mortgage debt secured by the Woodchase Apartments with a new lender. The new non-recourse mortgage loan is in the initial principal amount of $8,200,000 and bears interest at a rate of 7.5% per annum. The new loan requires monthly principal and interest payments of $57,000 and matures on October 1, 2002. The proceeds of the new loan were used to repay the existing $8 million debt as well as cover a portion of the refinancing costs. The Partnership advanced $164,000 to the venture to cover the remaining transaction costs. Although the principal amount of the new loan increased slightly, the venture's annual debt service payments have been reduced by $112,000 due to the reduction in the interest rate, resulting in positive cash flow for the joint venture, the majority of which should be due to the Partnership. During the quarter ended December 31, 1995, the Partnership received a distribution of $164,000 from the joint venture in repayment of the advances referred to above which were made in connection with the September 1995 refinancing transaction.

     In refinancing the Woodchase debt obligation, management obtained attractive, assumable financing which reduces debt service costs, results in net cash flow to the Partnership and enhances the marketability of the property for a possible sale. An analysis of the estimated value of the Woodchase property places the potential sale price above the level of the current debt by between $2 million to $3 million. Depending on management's view of the relevant market factors affecting the property's long-term appreciation potential, management may determine that a sale of the Woodchase property in the near-term would be in the Partnership's best interests. In order to prepare the Woodchase property for a potential sale transaction, a program of significant property repairs and improvements was initiated during calendar 1994 and has continued throughout calendar 1995. Such improvements include repairing exterior wood siding and apartment balconies, painting the exterior of the buildings, replacing some of the roofs and redecorating the clubhouse. The work on the exterior siding and the balconies has been completed and was paid for out of cash flow from property operations. Additional planned improvements will be worked on in calendar 1996 as cash flow is available. If the Partnership's interest in Woodchase were sold, a liquidation of the Partnership would likely be initiated, and the Partnership's interest in Summerwind would be sold or assigned, most likely only for a nominal amount. In any event, management must weigh the costs of continued operations against the realistic hopes for any future additional recoveries of the Partnership's original investments in Woodchase and Summerwind. Management continues to evaluate the Partnership's possible future operating strategies in light of these circumstances.

     At December 31, 1995, the Partnership and its consolidated joint venture had available cash and cash equivalents of approximately $813,000. The balance of such cash and cash equivalents will be used for the working capital needs of the Partnership and its consolidated joint venture. Expected future cash flow distributions from the Summerwind and Woodchase joint ventures should be sufficient to cover the Partnership's operating expenses (excluding Partnership management fees which have been deferred since September of 1986). The source of future liquidity and distributions to the partners is expected to be through proceeds received from the sale or refinancing of the two remaining investment properties.

Results of Operations
Three Months Ended December 31, 1995

      The Partnership's net loss increased by $28,000 for the three months ended December 31, 1995 as compared to the same period in the prior year. The increase in the Partnership's net loss for the third quarter of fiscal 1996 was the result of an increase in the Partnership's operating loss of $28,000. The Partnership's operating loss increased primarily due to an increase in interest expense of $33,000. Interest expense increased as a result of an increase in the average interest rate paid during the current three-month period on the variable rate mortgage loan secured by the consolidated Summerwind Apartments. In addition, property operating expenses increased at Summerwind by $9,000 due to a small increase in repairs and maintenance costs. The increases in interest and property operating expenses were partially offset by an increase in rental income at Summerwind of $21,000 for the current three-month period. Rental income increased as a result of an increase in rental rates over the same period in the prior year.

      The Partnership's share of unconsolidated venture's loss, which represents the operating results of the Woodchase joint venture, remained unchanged when compared to the same period in the prior year as increases in interest expense and property operating expenses were offset by increases in rental income. Interest expense increased as a result of the compounding of interest which occured under the terms of the venture's prior mortgage debt which was refinanced in September 1995, as discussed further above. Rental income increased for the current three-month period due to rental rate increases implemented as a result of the fairly strong market conditions existing in the suburban St. Louis market.

Nine Months Ended December 31, 1995

      The Partnership's net loss increased by $36,000 for the nine months ended December 31, 1995, as compared to the same period in the prior year. This increase in the Partnership's net loss was the result of an increase in the Partnership's operating loss of $56,000. The Partnership's operating loss increased primarily due to an increase in interest expense of $126,000. Interest expense increased as a result of an increase in the average interest rate paid during the period on the variable rate mortgage loan secured by the consolidated Summerwind Apartments. The increase in interest expense was partially offset by an increase in rental income at Summerwind of $64,000. Rental income increased as a result of an increase in rental rates over the same period in the prior year. The increase in the Partnership's operating loss was partially offset by a decrease of $20,000 in the Partnership's share of unconsolidated venture's loss, which represents the operating results of the Woodchase joint venture. The decrease in the Partnership's share of unconsolidated venture's loss was mainly a result of an increase in rental income at Woodchase in the current period. The increase in rental income, of $46,000, was attributable to rental rate increases implemented as a result of the fairly strong market conditions existing in the suburban St. Louis market. Slight increases in the venture's property operating expenses and depreciation charges partially offset the increase in rental income for the current nine-month period.

                                     PART II
                                Other Information

Item 1. Legal Proceedings

     In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Third PW Growth Properties, Inc. and Properties Associates 1985, L.P. ("PA1985"), which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

     The amended complaint in the New York Limited Partnership Actions alleges that, in connection with the sale of interests in PaineWebber Growth Partners Three L.P., PaineWebber, Third PW Growth Properties, Inc. and PA1985 (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purport to be suing on behalf of all persons who invested in PaineWebber Growth Partners Three L.P., also allege that following the sale of the partnership interests, PaineWebber, Third PW Growth Properties, Inc. and PA1985 misrepresented financial information about the Partnership's value and performance. The amended complaint alleges that PaineWebber, Third PW Growth Properties, Inc. and PA1985 violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs seek unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also seek treble damages under RICO.

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation which the parties expect to submit to the court for its consideration and approval within the next several months. Until a definitive settlement and plan of allocation is approved by the court, there can be no assurance what, if any, payment or non-monetary benefits will be made available to investors in PaineWebber Growth Partners Three L.P. Pursuant to provisions of the Partnership Agreement and other contractual obligations, under certain circumstances the Partnership may be required to indemnify Third PW Growth Properties, Inc., PA1985 and their affiliates for costs and liabilities in connection with this litigation. Management has had discussions with representatives of PaineWebber and, based on such discussions, the Partnership does not believe that PaineWebber intends to invoke the aforementioned indemnifications in connection with the settlement of this litigation.

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

Date:  February 13, 1996