Form 10-K405
period 1996-03-31
PAINEWEBBER GROWTH PARTNERS THREE L P
filed 1996-07-01
CIK 769847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-K

    X           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED: MARCH 31, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.
                     DOCUMENTS INCORPORATED BY REFERENCE
Documents                                                  Form  10-K Reference
Prospectus of registrant dated                                    Part IV
September 3, 1985, as supplemented

                   PAINEWEBBER GROWTH PARTNERS THREE L. P.
                                1996 FORM 10-K

                              TABLE OF CONTENTS

Part   I                                                                 Page

Item  1      Business                                                     I-1

Item  2      Properties                                                   I-2

Item  3      Legal Proceedings                                            I-3

Item  4      Submission of Matters to a Vote of Security Holders          I-4

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
                Reports on Form 8-K                                      IV-1

Signatures                                                               IV-2

Index to Exhibits                                                        IV-3

Financial Statements and Supplementary Data                       F-1 to F-26

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

     As of March 31, 1996, the Partnership owned, through joint venture partnerships, interests in the operating properties referred to below:

Name of Joint Venture                   Date of
Name and Type of Property               Acquisition         Type of
Location                    Size        of Interest         Ownership (1)

Tara Associates, Ltd.       208 units   10/8/85            Fee ownership of
Summerwind Apartments                                      land and improvements
Jonesboro, Georgia                                         (through     joint
                                                           venture)

St. Louis Woodchase         186 units   12/31/85           Fee ownership of
  Associates                                               land and improvements
Woodchase Apartments                                       (through joint
St. Louis, Missouri                                        venture)


(1) See Notes to the Financial Statements filed in Item 14(a)(1) of this Annual Report for a description of the mortgage indebtedness secured by the Partnership's operating property investments and for a description of the agreements through which the Partnership has acquired these real estate investments.

    On April 21, 1992, the holder of the mortgage debt secured by the LaJolla Marriott hotel, which represented approximately 74% of the Partnership's original investment portfolio, foreclosed on the operating property due to the Partnership's inability to meet the required debt service payments under the modified terms of the loan agreement. The efforts by the Managing General Partner to recapitalize, sell or refinance the property were unsuccessful. As a result, the Partnership no longer has any ownership interest in this property.

    The Partnership's original investment objectives were to invest the net cash proceeds from the offering of limited partnership units in rental apartment and commercial properties with the goals of obtaining:

(1) capital appreciation;
(2) tax losses during the early years of operations from deductions generated by investments;
(3) equity  build-up  through  principal   repayments  of  mortgage  loans  on
    Partnership properties; and
(4) cash distributions from rental income.

    As a result of the foreclosure of the La Jolla Marriott Hotel referred to above, the Partnership will be unable to achieve most of its original objectives. The Partnership has generated tax losses from operations since inception. However, the benefits of such losses to investors have been significantly reduced by changes in federal income tax law subsequent to the organization of the Partnership. Furthermore, the Partnership's investment properties have not produced sufficient cash flow from operations to provide the limited partners with cash distributions to date. As noted above, the hotel represented approximately 74% of the Partnership's original invested capital. Additionally, at the present time, the estimated values of the Partnership's two remaining residential properties are below their acquisition prices due to the unprecedented level of overbuilding which characterized the latter half of the 1980's. Such overbuilding put considerable downward pressure on occupancies and rental rates, which was a trend which continued through the early 1990's. Over the past several years this trend has been reversed due to the lack of significant new construction of multi-family properties in most markets. However, it is unlikely that this current market cycle will result in peak property values which equal or exceed the values in effect at the time of the Partnership's inception. As a result, management does not expect that the Partnership will recover the full amounts of its initial investments in the Summerwind and Woodchase apartment complexes. The amount of such investments which will be recovered, if any, will depend upon the ultimate selling prices obtained for the properties at the time of their final dispositions, which cannot presently be determined.

    The Partnership's two joint venture apartment property investments are located in real estate markets in which they face significant competition for the revenues they generate. The apartment complexes compete with numerous projects of similar type, generally on the basis of price and amenities. Apartment properties in all markets also compete with the single family home market for prospective tenants. The continued availability of low interest rates on home mortgage loans has increased the level of this competition over the past few years. However, the impact of the competition from the single-family home market has been offset by the lack of significant new construction activity in the multi-family apartment market over this period.

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

    Occupancy figures for each fiscal quarter during fiscal 1996, along with an average for the year, are presented below for each property:

                                      Percent Occupied At
                           ----------------------------------------------------
                                                                    Fiscal 1996
                            6/30/95     9/30/95   12/31/95   3/31/96  Average
                            -------     -------   --------   -------  -------

Summerwind Apartments         98%          97%       96%       96%      97%

Woodchase Apartments          93%          97%       97%       91%      95%

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

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation which the parties expect to submit to the court for its consideration and approval within the next several months. Until a definitive settlement and plan of allocation is approved by the court, there can be no assurance what, if any, payment or non-monetary benefits will be made available to investors in PaineWebber Growth Partners Three, L.P.

     In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages against PaineWebber. The eventual outcome of this litigation and the potential impact, if any, on the Partnership's unitholders cannot be determined at the present time.

     In June 1996, approximately 50 plaintiffs filed an action entitled Bandrowski v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiff's purchases of various limited partnership interests, including those offered by the Partnership. The complaint is substantially similar to the complaint in the Abbate action described above, and seeks compensatory damages of $3.4 million plus punitive damages.

     Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with this litigation. At the present time, the Managing General Partner cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements of the Partnership.

      The Partnership is not subject to any other material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

    None.

                                   PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

    At March 31, 1996 there were 2,173 record holders of Units in the Partnership. There is no public market for the resale of Units, and it is not anticipated that a public market for the resale of Units will develop. The Managing General Partner will not redeem or repurchase Units.

Item 6.  Selected Financial Data

                          PaineWebber Growth Partners Three L.P.
               For the years ended March 31, 1996, 1995, 1994, 1993 and 1992
                         (in thousands, except for per Unit data)

                                  1996      1995    1994   1993 (1)   1992

Revenues                        $ 1,460   $1,394   $1,341 $  2,521  $ 18,382

Operating loss                  $  (429) $  (376) $  (439)$ (3,654)$  (5,434)

Partnership's share of
  unconsolidated
  venture's loss                $  (181) $  (236) $  (233)$    (245)$   (249)

Loss before extraordinary gain  $  (610) $  (612) $  (672)$ (3,899) $ (5,683)

Extraordinary gain                    -        -        - $ 11,532        -

Net income (loss)               $  (610)$   (612)$   (672)$   7,633$ (5,683)

Total assets                     $7,024  $ 7,402  $ 7,815$   8,345 $ 49,372

Note payable                    $ 8,330  $ 8,330  $ 8,330$   8,330 $  8,330

Per Limited Partnership Unit:

 Loss before extraordinary gain$ (22.61)$ (22.64)$(24.87)$(129.37) $(210.44)

  Extraordinary gain                 -       -        -  $ 367.93         -

  Net income (loss)             $(22.61)$ (22.64)$ (24.87)$ 238.56  $(210.44)

(1) On April 21, 1992, the mortgage lender took title to the La Jolla Marriott Hotel through foreclosure proceedings. As a result, the Partnership's fiscal 1993 net operating results reflect an extraordinary gain from the settlement of the debt obligation of $11.5 million and a loss on transfer of assets at foreclosure of $2.9 million (included in operating loss).

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

    Despite generally improving conditions in the markets for multi-family apartment properties across the country, the estimated values of the Partnership's two investment properties, the Summerwind and Woodchase apartment complexes, remain below their acquisition prices at the present time as a result of the impact on real estate values caused by the unprecedented level of overbuilding which characterized the latter half of the 1980's. Such overbuilding put considerable downward pressure on occupancy levels and effective rental rates, which was a trend that continued through the early 1990's. Over the past several years, this trend has been reversed due to the lack of significant new construction of multi-family properties in most markets. However, management believes it is unlikely that this current market cycle will result in peak property values which equal or exceed the values in effect at the time of the Partnership's inception. As a result, management does not expect that the Partnership will recover the full amounts of its initial investments in the Summerwind and Woodchase apartment complexes. The portion of such investments which will be recovered, if any, will depend upon the ultimate selling prices obtained for the properties at the time of their final dispositions, which cannot presently be determined.

     The Summerwind joint venture is currently generating excess cash flow from operations as a result of the low level of the variable interest rate on the venture's first mortgage loan. Such excess cash flow is being used to pay Partnership operating expenses, except for Partnership management fees, the payment of which has been deferred since September of 1986. The debt secured by the Summerwind property, which requires interest-only payments until maturity in March 1997, was provided by tax-exempt revenue bonds issued by a local housing authority. During fiscal 1996, the interest rate on such debt, which is tied to comparable tax-exempt bond obligations, fluctuated at between approximately 4% and 6% per annum on the venture's $8.3 million debt obligation. Cash flow from the venture's operations for calendar 1995 would have been sufficient to cover interest-only payments at an average rate of approximately 8%. Nonetheless, such cash flow would not be sufficient to support conventional financing, including monthly principal amortization, at current market interest rates. Furthermore, due to the rates of return demanded by potential buyers of multi-family residential properties at the present time, an analysis of the venture's cash flow before debt service implies a market value which would not yield any significant proceeds above the current debt obligation. It appears unlikely that market conditions will improve sufficiently in the near-to-intermediate term to increase this value substantially. The revenue bonds which are secured by the mortgage loan encumbering the Summerwind property are also secured by an irrevocable letter of credit agreement between the lender and the Housing Authority of Clayton County. The letter of credit, which will expire on March 16, 1997, is an irrevocable obligation of the lender up to an amount sufficient to pay the then outstanding principal of the bonds plus 45 days interest calculated at 15% per annum. The mortgage loan secured by the Summerwind
Apartments is subject to various prepayment provisions including a mandatory redemption on March 16, 1997, the first scheduled remarketing date, as defined, which coincides with the expiration of the letter of credit agreement referred to above. Unless the letter of credit is replaced or extended, the venture's mortgage loan will become immediately due and payable upon this scheduled expiration date. Management is currently assessing the available alternatives with respect to the pending expiration of the letter of credit, which include selling the property and repaying the mortgage indebtedness prior to March of 1997, refinancing the bonds with conventional mortgage financing or negotiating a new letter of credit agreement. Management will pursue the course of action which it believes will result in the maximum overall return to the Limited Partners. However, there are no assurances that any of these alternatives are achievable. As discussed above, management believes that selling the property would not generate any significant proceeds after the repayment of the outstanding indebtedness. In addition, because the venture's cash flow will not support the required debt service payments under conventional financing of the outstanding principal balance, the current mortgage lender would have to accept a discounted payoff in order to accomplish a refinancing transaction. Furthermore, it may not be possible to obtain a replacement or extended letter of credit due to the extremely high loan-to-value ratio of the underlying mortgage loan. Nonetheless, management will continue to make every fiscally responsible effort to recover some portion of the Partnership's original investment in Summerwind. Management intends to continue to operate the property to maximize cash flow in the near term. No significant capital improvements were made during the current year and none are planned for next year.

      On September 13, 1995, the Partnership, along with its co-venture partner, refinanced the mortgage debt secured by the Woodchase Apartments with a new lender. The new non-recourse mortgage loan is in the initial principal amount of $8,200,000 and bears interest at a rate of 7.5% per annum. The new loan requires monthly principal and interest payments of $57,000 and matures on October 1, 2002. The proceeds of the new loan were used to repay the existing $8 million debt as well as cover a portion of the refinancing costs. The Partnership advanced $164,000 to the venture to cover the remaining transaction costs. Although the principal amount of the new loan increased slightly, the venture's annual debt service payments have been reduced by $112,000 due to the reduction in the interest rate, resulting in positive cash flow for the joint venture. During the quarter ended December 31, 1995, the Partnership received a distribution of $164,000 from the joint venture in repayment of the advances referred to above which were made in connection with the September 1995 refinancing transaction.

     In refinancing the Woodchase debt obligation, management obtained assumable financing which reduces debt service costs, results in net cash flow to the Partnership and enhances the marketability of the property for a possible sale. An analysis of the estimated value of the Woodchase property places the potential sale price above the level of the current debt by between $2 million to $3 million. Depending on management's view of the relevant market factors affecting the property's long-term appreciation potential, management could determine that a sale of the Woodchase property in the near-term would be in the Partnership's best interests. A program of significant property repairs and improvements was initiated at Woodchase during calendar 1994 and continued throughout calendar 1995. Such improvements include repairing exterior wood siding and apartment balconies, painting the exterior of the buildings, replacing some of the roofs and redecorating the clubhouse. The work on the exterior siding and the balconies has been completed and was paid for out of cash flow from property operations. Additional planned improvements will be worked on in calendar 1996 as cash flow is available. If the Partnership's interest in Woodchase were sold, a liquidation of the Partnership would likely be initiated, and, if the Partnership's interest in Summerwind has not been sold, restructured or foreclosed on at that time, it would be sold or assigned, most likely only for a nominal amount. In any event, management must weigh the costs of continued operations against the realistic hopes for any future additional recoveries of the Partnership's original investments in Woodchase and Summerwind. Management continues to evaluate the Partnership's possible future operating strategies in light of these circumstances.

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

     At March 31, 1996, the Partnership and its consolidated joint venture had available cash and cash equivalents of approximately $801,000. As discussed further above, the consolidated Summerwind joint venture currently generates positive cash flow because the variable interest rate on the venture's outstanding mortgage indebtedness is presently at a fairly low level. As long as this variable rate remains low, the venture should provide excess cash flow sufficient to cover the Partnership's operating expenses (excluding Partnership management fees which have been deferred since September of 1986). In the event that this interest rate rises significantly in the near future, this cash flow may be impaired. The balance of cash and cash equivalents will be used for the working capital needs of the Partnership and its consolidated joint venture. The source of future liquidity and distributions to the partners is expected to be through proceeds, if any, received from the sale or refinancing of the two remaining investment properties.

Results of Operations
1996 Compared to 1995

      The Partnership's net loss decreased by $2,000 in fiscal 1996 when compared to the prior year. This decrease in the Partnership's net loss was the result of a decrease of $55,000 in the Partnership's share of unconsolidated venture's loss, which represents the allocable net loss from the Woodchase joint venture, offset by an increase in the Partnership's operating loss of $53,000.

      The decrease in the Partnership's share of unconsolidated venture's loss was mainly a result of an increase in rental income at Woodchase for the current year. The increase in rental income, of $75,000, was primarily attributable to rental rate increases implemented as a result of the fairly strong market conditions existing in the suburban St. Louis market and the capital improvement program implemented at the property over the past two years. The average occupancy level at Woodchase increased from 93% for calendar 1994 to 94% for calendar 1995, which also contributed to the 5% increase in rental income. Slight increases in the venture's property operating expenses and depreciation charges partially offset the increase in rental income for the current year.

      The Partnership's operating loss increased primarily due to an increase in interest expense of $89,000. Interest expense increased as a result of an increase in the average interest rate paid during the year on the variable rate mortgage loan secured by the consolidated Summerwind Apartments. The increase in interest expense was partially offset by an increase in rental income at Summerwind of $65,000. Rental income increased as a result of an increase in rental rates from the prior year, along with an increase in the average occupancy from 95% for calendar 1994 to 97% for calendar 1995. Small increases in repairs and maintenance expenses at Summerwind and Partnership general administrative expenses also contributed to the increase in the Partnership's operating loss for fiscal 1996. Partnership general and administrative expenses increased by $15,000 for the current fiscal year mainly due to an increase in certain required professional services.

1995 Compared to 1994

    The Partnership's net loss decreased by $60,000 in fiscal 1995 when compared to the prior year. The primary reasons for the decrease in net loss were an increase in rental income at the Summerwind Apartments of $36,000, an increase in interest income earned on cash and cash equivalents of $17,000 and decreases in property operating expenses and general and administrative expenses of $47,000 and $8,000, respectively. The increase in rental income at the Summerwind Apartments was the result of an increase in rental rates, as occupancy actually declined slightly during the year from an average of 99% for calendar 1993 to an average of 95% for calendar 1994. Interest income earned on cash and cash equivalents increased as a result of an increase in the average outstanding balance of cash and cash equivalents and an increase in interest rates earned during fiscal 1995. Property operating expenses at the Summerwind Apartments decreased due to a large decrease in repairs and maintenance expenses. Repairs and maintenance expenses decreased mainly as a result of the completion of the painting of all building exteriors during fiscal 1995. General and administrative expenses decreased as a result of a decrease in legal fees during fiscal 1995. The Partnership incurred additional legal fees in fiscal 1994 as a result of the refinancing of the debt secured by the Woodchase Apartments. The positive effect of the above items on net loss was partially offset by an increase in interest expense of $44,000. The higher interest expense reflected an increase in the variable interest rate on the Summerwind mortgage loan. In addition, the Partnership's share of unconsolidated venture's loss, which represents the allocable net loss from the Woodchase joint venture, increased by $3,000 due to an increase in interest expense. This increase in interest expense was a result of the terms of the mortgage loan secured by the Woodchase Apartments which provide for the compounding of interest on deferred amounts owed to the lender.

1994 Compared to 1993

     The Partnership had a net loss of $672,000 for fiscal 1994, as compared to net income of $7,633,000 in the prior year. The prior year net income resulted from the foreclosure of the LaJolla Marriott Hotel which, as explained below, resulted in an extraordinary gain from settlement of debt obligation of $11,532,000. The extraordinary gain was partially offset by a loss on transfer of assets at foreclosure of $2,928,000. The transfer of the Hotel's title to the lender through foreclosure proceedings was accounted for as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring." The extraordinary gain arose due to the fact that the balance of the mortgage loan and related accrued interest exceeded the estimated fair value of the Hotel investment and other assets transferred to the lender at the time of the foreclosure. The loss on transfer of assets resulted from the fact that the net carrying value of the Hotel exceeded the Hotel's estimated fair value at the time of foreclosure. Net loss prior to the extraordinary gain and the loss on foreclosure recognized in fiscal 1993 totalled $971,000.

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

Inflation

    The Partnership commenced operations in 1985 and completed its tenth full year of operations in the current fiscal year. The effects of inflation and changes in prices on the Partnership's operating results to date have not been significant.

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

    (a) and (b) The names and ages of the directors and principal executive officers of the Managing General Partner of the Partnership are as follows:

                                                                  Date elected
  Name                        Office                     Age       to Office

Lawrence A. Cohen       President and Chief
                          Executive Officer               42          5/15/91
Albert Pratt            Director                          85          5/22/85 *
J. Richard Sipes        Director                          49          6/9/94
Walter V. Arnold        Senior Vice President and
                          Chief Financial Officer         48          10/29/85
James A. Snyder         Senior Vice President             50          7/6/92
John B. Watts III       Senior Vice President             43          6/6/88
David F. Brooks         First Vice President and Assistant
                          Treasurer                       53          5/22/85 *
Timothy J. Medlock      Vice President and Treasurer      35          6/1/88
Thomas W. Boland        Vice President                    33          12/1/91

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

    John B. Watts III is a Senior Vice President of the Managing General Partner and a Senior Vice President of the Adviser which he joined in June 1988. Mr. Watts has had over 17 years of experience in acquisitions, dispositions and financing of real estate. He received degrees of Bachelor of Architecture, Bachelor of Arts and Master of Business Administration from the University of Arkansas.

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

    Thomas W. Boland is a Vice President of the Managing General Partner and a Vice President and Manager of Financial Reporting of the Adviser which he joined in 1988. From 1984 to 1987, Mr. Boland was associated with Arthur Young & Company. Mr. Boland is a Certified Public Accountant licensed in the state of Massachusetts. He holds a B.S. in Accounting from Merrimack College and an M.B.A. from Boston University.

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

    Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended March 31, 1996, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

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

    Under the advisory contract, PWPI has specific management responsibilities: to administer the day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the Managing General Partner. PWPI earns an annual management fee of up to 1/2 of 1% of the gross offering proceeds. PWPI earned management fees of $128,000 for the year ended March 31, 1996. PWPI has deferred payment of its management fee since September of 1986 pending the generation of cash flow from the Partnership's investment properties. Through September of 1986, PWPI received cash payments for management fees totalling $16,000. Deferred management fees at March 31, 1996 consists of $1,243,000 due to PWPI. The advisory contract also provides that the cumulative management fees payable to the Adviser shall not exceed $1,282,850 (5% of gross offering proceeds) plus 5% of distributable cash generated by the Partnership. Unless the Partnership generates distributable cash from operations, this cumulative limitation will be reached in the first quarter of fiscal 1997.

    An affiliate of the Managing General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended March 31, 1996 is $46,000, representing reimbursements to this affiliate of the Managing General Partner for providing such services to the Partnership.

    The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $2,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1996. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of the Adviser.

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

      (b) No Current Reports on Form 8-K have been filed during the last quarter of fiscal 1996.

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


Dated:  June 28, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.



By:/s/ Albert Pratt                   Date: June 28, 1996
   Albert Pratt
   Director




By:/s/ J. Richard Sipes               Date: June 28, 1996
   J. Richard Sipes
   Director

                          ANNUAL REPORT ON FORM 10-K
                                Item 14(a)(3)

                   PAINE WEBBER GROWTH PARTNERS THREE L. P.


                              INDEX TO EXHIBITS


                                                    Page Number in the Report
Exhibit No.  Description of Document                Or Other Reference
- -----------  ------------------------               -------------------------

(3) and (4)   Prospectus of the Partnership          Filed with the Commission
              dated September 3, 1985, as            pursuant to Rule 424(c)
              supplemented, with particular          and incorporated
              reference to the Restated              herein by reference.
              Certificate and Agreement of
              Limited Partnership


(10)          Material contracts previously          Filed with the Commission
              filed as exhibits to registration      pursuant to Section 13 or
              statements and amendments thereto      15(d) of the Securities
              of the registrant together with all    Act of 1934 and
              such contracts filed as exhibits of    incorported herein
              previously filed Forms 8-K and         by reference.
              Forms 10-K are hereby incorporated
              herein by reference.


(13)          Annual Report to Limited Partners      No Annual  Report for the
                                                     fiscal year 1996  has been
                                                     sent  to the Limited
                                                     Partners. An Annual Report
                                                     will be  sent to the
                                                     Limited Partners
                                                     subsequent to this filing.


(22)          List of subsidiaries                   Included  in  Item  I  of
                                                     Part I of this  Report Page
                                                     I-1, to which  reference is
                                                     hereby made.

(27)          Financial Data Schedule                Filed  as the  last  page
                                                     of EDGAR submission
                                                     following the Financial
                                                     Statements  and Financial
                                                     Statement Schedule required
                                                     by Item 14.

                          ANNUAL REPORT ON FORM 10-K

                     Item 14(a)(1) and (2) and Item 14(d)

                   PAINEWEBBER GROWTH PARTNERS THREE L. P.

       INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


Reference

PaineWebber Growth Partners Three L. P.:

   Report of independent auditors                                        F-2

   Consolidated balance sheets as of March 31, 1996 and 1995             F-3

   Consolidated  statements of operations  for the years ended
     March 31, 1996, 1995 and 1994                                       F-4

   Consolidated  statements  of changes  in  partners'  deficit
       for the years ended   March 31, 1996, 1995 and 1994               F-5
   Consolidated  statements  of cash flows for the years ended
      March 31, 1996, 1995 and 1994                                      F-6

   Notes to consolidated financial statements                            F-7

   Schedule III - Real Estate and Accumulated Depreciation               F-17

St. Louis Woodchase Associates:

   Report of independent auditors                                        F-18

   Balance sheets as of December 31, 1995 and 1994                       F-18

   Statements of operations  and changes in venturers'  capital
     (deficit) for the  years ended December 31, 1995, 1994 and 1993     F-20

   Statements  of cash flows for the years ended  December 31, 1995,
       1994 and 1993                                                     F-21

   Notes to financial statements                                         F-22

   Schedule III - Real Estate and Accumulated Depreciation               F-26

Other financial statement schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.

                        REPORT OF INDEPENDENT AUDITORS




The Partners
PaineWebber Growth Partners Three L.P.:

     We have audited the accompanying consolidated balance sheets of PaineWebber Growth Partners Three L.P. as of March 31, 1996 and 1995, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the three years in the period ended March 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PaineWebber Growth Partners Three L.P. at March 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.








                               /s/ Ernst & Young LLP
                               ERNST & YOUNG LLP







Boston, Massachusetts
June 19, 1996

                    PAINEWEBBER GROWTH PARTNERS THREE L.P.

                         CONSOLIDATED BALANCE SHEETS
                           March 31, 1996 and 1995
                   (In thousands, except for per Unit data)

                                    ASSETS

                                                        1996         1995

Operating investment property, at cost:
   Land                                           $      670     $     670
   Buildings                                           7,932         7,932
   Equipment and improvements                            572           541
                                                   ---------     ---------
                                                       9,174         9,143

   Less accumulated depreciation                      (3,336)       (3,065)
                                                   ---------     ---------
                                                       5,838         6,078

Investment in unconsolidated joint venture, at equity     73           254
Cash and cash equivalents                                801           704
Accounts receivable                                        2             2
Prepaid expenses                                          16            15
Deferred expenses, net of accumulated amortization
  of $320 ($265 in 1995)                                  67           122
Other assets                                             227           227
                                                   ---------     ---------
                                                   $   7,024      $  7,402
                                                   =========      ========

                      LIABILITIES AND PARTNERS' DEFICIT

Accounts payable and accrued expenses              $     107    $       96
Accrued interest payable                                 231           196
Loans payable to affiliates                              357           357
Advances from consolidated venture                        95            37
Deferred management fees payable to affiliate          1,243         1,115
Note payable                                           8,330         8,330
                                                   ---------     ---------
         Total liabilities                            10,363        10,131

Partners' deficit:
   General Partners:
     Capital contribution                                  1             1
     Cumulative net loss                                (144)         (114)

   Limited Partners ($1,000 per Unit, 25,657
     units outstanding at March 31, 1996 and 1995):
     Capital contributions, net of offering costs
      of $3,19322,464   22,464
     Cumulative net loss                             (25,359)      (24,779)
     Cumulative cash distributions                      (301)         (301)
                                                   ---------     ---------
         Total partners' deficit                      (3,339)       (2,729)
                                                   ---------     ---------
                                                   $   7,024     $   7,402
                                                   =========     =========

                           See accompanying notes.

                     PAINEWEBBER GROWTH PARTNERS THREE L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the years ended March 31, 1996, 1995 and 1994
                    (In thousands, except for per Unit data)


                                            1996        1995       1994
Revenues:
   Rental income                        $  1,426    $  1,361    $  1,325
   Interest income                            34          33          16
                                        --------    --------    --------
                                           1,460       1,394       1,341
Expenses:
   Interest expense and related fees         551         462         418
   Depreciation expense                      271         270         269
   Property operating expenses               766         752         799
   Partnership management fees               128         128         128
   General and administrative                173         158         166
                                        --------    --------    --------
                                           1,889       1,770       1,780
                                        --------    --------    --------
Operating loss                              (429)       (376)       (439)

Partnership's share of unconsolidated
  venture's loss                            (181)       (236)       (233)
                                        --------    --------    --------

Net loss                               $    (610)   $   (612)  $    (672)
                                        ========    ========   =========

Net loss per Limited Partnership Unit  $  (22.61)  $  (22.64)   $ (24.87)
                                        ========    ========   =========

The above net loss per Limited Partnership Unit is based upon the 25,657 Limited Partnership Units outstanding for each year.



















                          See accompanying notes.

                     PAINEWEBBER GROWTH PARTNERS THREE L.P.

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
               For the years ended March 31, 1996, 1995 and 1994
                                 (In thousands)

                                           General    Limited
                                           Partners   Partners    Total

Balance at March 31, 1993             $      (48)   $ (1,397)  $  (1,445)

Net loss                                     (34)       (638)       (672)
                                      ----------    --------   ---------

Balance at March 31, 1994                    (82)     (2,035)     (2,117)

Net loss                                     (31)       (581)       (612)
                                      ----------    --------   ---------
Balance at March 31, 1995                   (113)     (2,616)     (2,729)

Net loss                                     (30)       (580)       (610)
                                      ----------    --------   ---------
Balance at March 31, 1996              $    (143)   $ (3,196)    $(3,339)
                                      ==========    ========   =========

























                          See accompanying notes.

                     PAINEWEBBER GROWTH PARTNERS THREE L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the years ended March 31, 1996, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                               1996         1995       1994

Cash flows from operating activities:
  Net loss                                $    (610) $     (612) $     (672)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Partnership's share of unconsolidated
      venture's loss                            181         236         233
     Depreciation expense                       271         270         269
     Amortization of deferred financing costs    55          55          55
     Deferred management fees                   128         128         128
     Changes in assets and liabilities:
      Accounts receivable                         -           -         125
      Prepaid expenses                           (1)          5          13
      Accounts payable and accrued expenses      11           4          (8)
      Accrued interest payable                   35          29          25
      Accounts payable - affiliates               -           -          (2)
      Advances from consolidated venture         58          37           -
                                             ------      ------     -------
         Total adjustments                      738         764         838
                                             ------      ------     -------
         Net cash provided by operating
          activities                            128         152         166

Cash flows from investing activities:
   Additions to operating investment property   (31)        (16)         (1)
                                              ------      ------     -------
         Net cash used in investing activities  (31)        (16)         (1)

Cash flows from financing activities:
   Withdrawals from (deposits to)
     restricted cash                              -         201          (4)
                                              ------      ------     -------
         Net cash provided by (used in)
           financing activities                   -         201          (4)
                                              ------      -----      -------

Net increase in cash and cash equivalents        97         337         161

Cash and cash equivalents, beginning
     of year                                    704         367          206
                                              ------      ------     -------

Cash and cash equivalents, end of year       $  801     $   704      $   367
                                             ======     =======      =======

Cash paid during the year for interest       $  396     $   252      $   214
                                             ======     =======      =======










                           See accompanying notes.

                          PAINEWEBBER GROWTH PARTNERS THREE L.P.

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  General

         PaineWebber Growth Partners Three L.P. (the "Partnership") is a limited partnership organized pursuant to the laws of the State of Delaware in May 1985 for the purpose of investing in a portfolio of rental apartments or commercial properties which had potential for capital appreciation. The Partnership authorized the issuance of units (the "Units") of limited partnership interests (at $1,000 per Unit) of which 25,657 were subscribed and issued between September 3, 1985 and July 31, 1986. The Partnership originally invested the proceeds of the offering in three operating properties. On April 21, 1992, the Partnership's largest asset, the LaJolla Marriott Hotel, was foreclosed on by the mortgage lender after extensive workout negotiations failed to produce an acceptable modification agreement.

2.  Summary of Significant Accounting Policies

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of March 31, 1996 and 1995 and revenues and expenses for each of the three years in the period ended March 31, 1996. Actual results could differ from the estimates and assumptions used.

         The joint ventures in which the Partnership has invested are required to maintain their accounting records on a calendar year basis for income tax reporting purposes. As a result, the Partnership records its share of the operations of the joint ventures based on financial information which is three months in arrears to that of the Partnership.

         The  accompanying   consolidated   financial   statements  include  the
    Partnership's investments in two joint venture partnerships which own operating properties. As further discussed in Note 4, the Partnership acquired complete control of Tara Associates, Ltd. in fiscal 1990 as a result of an amendment to the joint venture agreement. Accordingly, the accompanying financial statements present the financial position and results of operations of this joint venture on a consolidated basis. As discussed above, the joint venture has a December 31 year-end and operations of the venture continue to be reported on a three-month lag. All material transactions between the Partnership and the joint venture have been eliminated upon consolidation, except for lag period cash transfers which are accounted for as advances to or from affiliate. The consolidated joint venture's operating investment property (Summerwind Apartments) is carried at the lower of cost, adjusted for certain guaranteed payments (see Note 4) and accumulated depreciation, or net realizable value. The net realizable value of a property held for long-term investment purposes is measured by the recoverability of the Partnership's investment through expected future cash flows on an undiscounted basis, which may exceed the property's current market value. The net realizable value of a property held for sale approximates its market value. The Partnership's investment in the Summerwind Apartments was considered to be held for long-term investment purposes as of March 31, 1996 and 1995.

       In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" ("Statement 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Statement 121 is effective for financial statements for years beginning after December 15, 1995. The Partnership will adopt Statement 121 in fiscal 1997 and, based on current circumstances, does not believe the adoption will have a material effect on results of operations or financial position.

         Depreciation expense is computed using the straight-line method over an estimated useful life of thirty years for buildings and five years for equipment and improvements. Acquisition fees paid to PaineWebber Properties Incorporated (PWPI) have been capitalized and are included in the cost of the operating investment property.

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

         Deferred expenses at March 31, 1996 and 1995 consist of loan fees of Tara Associates, Ltd., the Partnership's consolidated joint venture, which are being amortized on a straight-line basis over the remaining term of the loan. The amortization of such fees is included in interest expense on the accompanying statements of operations.

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

       The cash and cash equivalents, accounts receivable and all liabilities appearing on the accompanying consolidated balance sheets represent financial instruments for purposes of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." With the exception of loans payable to affiliates, deferred management fees payable to affiliate and note payable, the carrying amount of these assets and liabilities approximates their fair value as of March 31, 1996 due to the short-term maturities of these instruments. It is not practicable for management to estimate the fair value of loans payable to affiliates and deferred management fees payable to affiliate without incurring excessive costs due to the unique nature of such obligations. The fair value of note payable is estimated using discounted cash flow analysis, based on the current market rates for similar types of borrowing arrangements.

         Certain fiscal 1995 and 1994 amounts have been reclassified to conform to the fiscal 1996 presentation.

3.  The Partnership Agreement and Related Party Transactions

         The General Partners of the Partnership are Third PW Growth Properties, Inc. (the "Managing General Partner"), a wholly-owned subsidiary of PaineWebber Group Inc. ("PaineWebber") and Properties Associates 1985, L.P. (the "Associate General Partner"), a Virginia limited partnership, certain limited partners of which are also officers of PWPI and the Managing General Partner. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by PWPI pursuant to an advisory contract. The General Partners, PWPI and other affiliates receive fees and compensation, determined on an agreed upon basis, in consideration of various services performed in connection with the sale of the Units, the management of the Partnership, and the acquisition, management, financing and disposition of Partnership investments. In addition, the General Partners and their affiliates are reimbursed for their direct expenses relating to the offering of units, the administration of the Partnership and the operations of the Partnership's real property investments.

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

         Under the advisory contract, PWPI has specific management responsibilities: to administer the day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the Managing General Partner. PWPI earns an annual management fee of up to 1/2 of 1% of the gross offering proceeds. PWPI earned management fees of $128,000 for each of the three years ended March 31, 1996, 1995 and 1994. PWPI has deferred payment of its management fee since September of 1986 pending the generation of cash flow from the Partnership's investment properties. Through September of 1986, PWPI received cash payments for management fees totalling $16,000. Deferred management fees at March 31, 1996 and 1995 consist of $1,243,000 and $1,115,000, respectively, due to PWPI. The advisory contract also provides that the cumulative management fees payable to the Adviser shall not exceed $1,282,850 (5% of gross offering proceeds) plus 5% of distributable cash generated by the Partnership. Unless the Partnership generates distributable cash from operations, this cumulative limitation will be reached in the first quarter of fiscal 1997.

         Included in general and administrative expenses for the years ended March 31, 1996, 1995 and 1994 is $46,000, $48,000 and $45,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

         The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $2,000, $2,000 and $0 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1996, 1995 and 1994, respectively.

4.  Operating Investment Property

        As of March 31, 1996 and 1995, the Partnership's balance sheet includes one consolidated operating investment property: the Summerwind Apartments, owned by Tara Associates, Ltd., a majority owned and controlled joint venture. Tara Associates, Ltd., a Georgia limited partnership (the "joint venture") was organized on December 19, 1983 to acquire and operate a 208-unit apartment complex, Summerwind Apartments, located in Jonesboro, Georgia. On October 8, 1985 the Partnership acquired a 70% general partnership interest in the joint venture. The remaining 30% general and limited partnership interests were owned by John Lie-Nielson (the "co-venturer").

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

        The aggregate cash investment by the Partnership for its interest was approximately $2,427,000 (including an acquisition fee of $141,000 paid to the Adviser). The apartment complex was acquired subject to a mortgage loan of $8,330,000 at the time of closing. On March 15, 1990, the mortgage loan was refinanced, as discussed further in Note 6. The letter of credit securing the bonds payable which encumber the venture's operating investment property is due to expire in March 1997. Unless the letter of credit is replaced or extended, the venture's mortgage loan will become immediately due and payable as of the scheduled expiration date. Management's plans with respect to these circumstances are discussed in Note 6.

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

        The joint venture agreement provides that if additional cash was required to fund negative cash flow for a period of 24 months ending in October 1987 (the guaranty period), the co-venturer and an affiliate of the co-venturer were obligated to fund any capital deficits, as defined, of the joint venture. The joint venture received payments aggregating $647,485 through the end of the Guaranty Period. Such payments have been recorded as a reduction in the basis of the operating investment property for financial reporting purposes. For a period of twelve months following the guaranty period, the co-venturer and an affiliate were obligated to make mandatory loans to the joint venture to fund any negative cash flow. The mandatory loans bear interest at the prime rate plus 1% of the lending institution. At December 31, 1995 and 1994, the joint venture had mandatory loans payable to the co-venturer and an affiliate of $357,000. Subsequent to October 1988, if the joint venture requires additional cash, it may be provided by either partner as optional loans. Optional loans bear interest at the prime rate plus 1% per annum. The Partnership has optional loans receivable from the venture totalling $726,000 and $801,000 at December 31, 1995 and 1994, respectively. Outstanding accrued interest payable to the Partnership totalled $18,000 and $4,000 as of December 31, 1995 and 1994, respectively. The principal balance of these optional loans, along with the related interest expense and accrued interest, are eliminated in consolidation.

        The joint venture has entered into a property management contract with an affiliate of the co-venturer, cancellable at the Partnership's option upon the occurrence of certain events. The management fee is equal to 5% of the gross receipts, as defined.

        The following is a summary of property operating expenses for the years ended December 31, 1995, 1994 and 1993 (in thousands):

                                            1995        1994        1993
   Property operating expenses:
      Repairs and maintenance          $     232    $    208    $    288
      Salaries and related expenses          162         153         132
      Administrative and other               113         117         118
      Property taxes                         104         118          92
      Utilities                               84          88         102
      Management fees                         71          68          67
                                        --------    --------    --------
                                        $    766    $    752    $    799
                                        ========    ========    ========

5.  Investment in Unconsolidated Joint Venture

        The Partnership has an investment in one unconsolidated joint venture, St. Louis Woodchase Associates. The unconsolidated joint venture is accounted for on the equity method in the Partnership's financial statements based on financial information of the venture which is three months in arrears to that of the Partnership.

        Condensed financial statements of the unconsolidated joint venture, for the periods indicated, are as follows:
                           Condensed Balance Sheets
                          December 31, 1995 and 1994
                                (in thousands)
                                    Assets
                                                      1995         1994

   Current assets                                   $   112     $     96
   Operating investment property, net                 7,822        8,032
   Deferred expenses, net                               125           70
                                                    -------     --------
                                                    $ 8,059     $  8,198
                                                    =======     ========

                 Liabilities and Venturers' Capital (Deficit)

   Current portion of long-term mortgage debt      $     77     $     93
   Other current liabilities                             80          276
   Other liabilities                                     42           38
   Loans from venturers and accrued interest            370          344
   Long-term mortgage debt                            8,111        7,809

   Partnership's share of venturers' capital             64          245
   Co-venturer's share of venturers' deficit           (685)        (607)
                                                    -------     --------
                                                    $ 8,059     $  8,198
                                                    =======     ========

                       Condensed Summary of Operations
             For the years ended December 31, 1995, 1994 and 1993
                                (in thousands)

                                           1995         1994        1993

      Rental revenues                  $   1,518  $    1,443     $ 1,387
      Interest income                          1           1           3
      Other income                            54          32          35
                                        --------   ---------     -------
         Total revenues                    1,573       1,476       1,425

      Property operating expenses            598         586         584
      Interest expense                       873         884         830
      Depreciation and amortization          361         342         344
                                        --------   ---------     -------
         Total expenses                    1,832       1,812       1,758
                                        --------   ---------     -------

      Net loss                        $     (259) $     (336)  $    (333)
                                        ========   =========   =========

      Net loss:
        Partnership's share of
          net loss                    $    (181)  $    (236)   $  (233)
        Co-venturer's share of
          net loss                          (78)        (100)      (100)
                                        --------   ---------    -------
                                      $    (259)  $    (336)    $  (333)
                                       ========   =========     =========

                  Reconciliation of Partnership's Investment
                           March 31, 1996 and 1995
                                (in thousands)

                                                       1996          1995

   Partnership's share of capital at
      December 31, as shown above                 $      64           $  245
   Partnership's share of venture's current
     liabilities                                          9                9
                                                  ---------           ------
      Investment in unconsolidated joint venture,
         at equity at March 31                    $      73          $  254
                                                  =========          =======

        Investment in unconsolidated joint venture, at equity, at March 31, 1996 and 1995 is the Partnership's net investment in the Woodchase joint venture. The joint venture is subject to a partnership agreement which determines the distribution of available funds, the disposition of the venture's assets and the rights of the partners, regardless of the Partnership's percentage ownership interest in the venture. As a result, substantially all of the Partnership's investment in this joint venture is restricted as to distributions.

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

    The aggregate cash investment by the Partnership for its interest was approximately $2,465,000 (including an acquisition fee of $145,000 paid to the Adviser). The apartment complex was encumbered by a mortgage loan of $10,200,000 at the time of purchase. On June 7, 1988 the joint venture which owns the Woodchase Apartments entered into an agreement with the original mortgage holder which permitted the repayment of the mortgage on July 1, 1988 at a discount of more than $2 million. During fiscal 1994, the joint venture refinanced its $8,000,000 nonrecourse mortgage notes payable secured by the operating investment property with the existing lender. The new note payable had an effective date of November 1, 1993 and formally closed on March 1, 1994. The note bore interest at 9% and was payable in monthly installments, including principal and interest of $66,667 through November 1, 1998. Additional interest at the rate of 1.75% accrued monthly on the outstanding principal balance and 10.75% accrued on the unpaid interest balance. Subject to the terms of the loan agreement, net cash flow from operations, as defined and if available, was to be applied to fund the additional interest quarterly. In addition, the joint venture was required to submit monthly escrow deposits of $3,875 for a replacement reserve. Amounts in the replacement reserve were pledged as additional collateral for the operating investment property. The mortgage loan was fully prepayable without penalty through September 1995, after which time a prepayment penalty would be owed on any prepayment prior to maturity. On September 13, 1995, the Partnership, along with its co-venture partner, refinanced the mortgage debt secured by the Woodchase Apartments with a new lender. The new non-recourse mortgage loan is in the initial principal amount of $8,200,000 and bears interest at a rate of 7.5% per annum. The new loan requires monthly principal and interest payments of $57,000 and matures on October 1, 2002. The proceeds of the new loan were used to repay the existing $8 million debt as well as cover a portion of the refinancing costs. The Partnership advanced $164,000 to the venture to cover the remaining transaction costs. Although the principal amount of the new loan increased slightly, the venture's annual debt service payments have been reduced by $112,000 due to the reduction in the interest rate, resulting in positive cash flow for the joint venture. During the quarter ended December 31, 1995, the Partnership received a distribution of $164,000 from the joint venture in repayment of the advances referred to above which were made in connection with the September 1995 refinancing transaction.

    The joint venture agreement provides that the Partnership will receive from available cash flow (after payment of any interest on operating loans by the parties to the joint venture) an annual, cumulative preferred base return, payable monthly, of 8% of the Partnership's net investment. Thereafter any remaining cash flow shall be distributed 70% to the Partnership and 30% to the co-venturer. The Partnership's cumulative preference return in arrears totalled approximately $1,853,000 and $1,666,000 at December 31, 1995 and 1994, respectively.

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

    The co-venturer guaranteed payment of all operating expenses and debt service plus a $3,000 annual return to the Partnership from the date of closing through December 31, 1987 (the Guaranty Period). The joint venture received payments aggregating $347,000 during the Guaranty Period. Such amounts have been recorded as a reduction of the basis of the operating property for financial reporting purposes. The co-venturer was required to make mandatory loans to the joint venture to pay all operating expenses and debt service plus a $3,000 annual return to the Partnership for the twelve-month period following the Guaranty Period. Mandatory loans totalling $130,000 have been made by the co-venturer. Such loans bear interest at 1% above the prime lending rate. The co-venturer was paid a fee of $288,000 in consideration for its agreement to provide the guaranty and make the mandatory loans. After the mandatory loan period, if additional cash is required in connection with the joint venture, it may be provided by the Partnership and the co-venturer as loans (evidenced by operating notes) to the joint venture. Such loans are to be provided 70% by the Partnership and 30% by the co-venturer. Outstanding operating loans totalling $87,000 have been made 100% by the co-venturer through December 31, 1995. Interest payable to the co-venturer on the mandatory and optional loans totalled $153,000 and $127,000 at December 31, 1995 and 1994, respectively.

    The joint venture has entered into a property management contract with an affiliate of the co-venturer, cancellable at the option of the joint venture upon the occurrence of certain events. The management fee is equal to 5% of the gross receipts, as defined.

6.  Note payable

    Note payable at March 31, 1996 and 1995 consists of the following (in thousands):

                                                      1996             1995

     Mortgage loan payable which secures
     Housing Authority of Clayton County
     Collateralized       Loan-to-Lender
     Housing    Revenue    Bonds.    The
     nonrecourse    mortgage   loan   is
     secured  by a deed to  secure  debt
     and a security  agreement  covering
     Tara  Associates  Ltd.'s  real  and
     personal property.  See discussions
     below   regarding   refinancing  in
     calendar  year  1990 and  potential
     maturity in March of 1997. The fair
     value   of   this   note    payable
     approximated  its carrying value as
     of December 31, 1995.                          $  8,330       $  8,330
                                                    ========        =======

         The Summerwind Apartments were originally financed with the proceeds of a 10 7/8% mortgage loan which secured $8,330,000 1983 Series A Housing Authority of Clayton County Collateralized Loan-to-Lender Housing Revenue Bonds. On March 15, 1990, the original loan secured by the Summerwind Apartments was refinanced through the issuance of $8,330,000 of 1989 Series Housing Authority of Clayton County Collateralized Loan-to-Lender Revenue Bonds. The refinancing changed the interest rate on the bond from a fixed rate of 10-7/8% per annum to a floating rate. The floating rate is reset weekly based on the market rate for tax exempt securities with similar maturities, as determined by the bond underwriter (3.9% and 5.7% at December 31, 1995 and 1994, respectively). The maximum interest rate is 15%. During the floating rate period, the Partnership may elect, with the written consent of the lender and the Credit Facility obligor, as defined, to have the floating rate converted to a fixed rate. If the floating rate is converted to a fixed rate, the bonds would then be subject to a redemption premium as specified in the Bond Agreement. Interest only is payable monthly in arrears on the first day of each month and on the maturity date of the loan.

         The revenue bonds, which are secured by the mortgage loan, are also secured by an irrevocable letter of credit agreement (the Agreement) between the lender and the Housing Authority of Clayton County. The letter of credit, which will expire on March 16, 1997, is an irrevocable obligation of the lender up to an amount sufficient to pay the then outstanding principal of the bonds plus 45 days interest calculated at 15% per annum. Under the terms of the Agreement, the joint venture must pay a fee to the lender at an annual rate of 1% of the mortgage loan. The fee is payable monthly in arrears until termination of the Agreement. During 1995, 1994 and 1993, fees incurred under the letter of credit were $83,300 in each year and have been included in interest expense and related fees in the accompanying statements of operations. The Summerwind mortgage loan agreement provides, among other things, that at least 20% of the project units are to be set aside for "low income housing", as defined. In addition, the loan has certain prepayment penalties, as well as the mandatory repayment of the outstanding balance of the loan upon a determination that interest on the underlying revenue bonds is includable for Federal income tax purposes in income of the recipients.

          The mortgage loan secured by the Summerwind Apartments is subject to various prepayment provisions including a mandatory redemption on March 16, 1997, the first scheduled remarketing date, as defined, which coincides with the expiration of the letter of credit agreement referred to above. Unless the letter of credit is replaced or extended, the venture's mortgage loan will become immediately due and payable upon this scheduled expiration date. Management is currently assessing the available alternatives with respect to the pending expiration of the letter of credit, which include selling the property and repaying the mortgage indebtedness prior to March of 1997, refinancing the bonds with conventional mortgage financing or negotiating a new letter of credit agreement. Management will pursue the course of action which it believes will result in the maximum overall return to the Limited Partners. However, there are no assurances that any of these alternatives are achievable. This situation raises substantial doubt about the ability of Tara Associates, Ltd. to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and the classification of assets or the amounts and classification of liabilities related to Tara Associates, Ltd. which might result from the outcome of this uncertainty. The total assets, total liabilities, gross revenues and total expenses of Tara Associates, Ltd. as of and for the year ended December 31, 1995 which are included in the accompanying fiscal 1996 consolidated financial statements totalled $5,902,000, $9,749,391, $1,427,952 and $1,582,253, respectively. In addition, net cash provided by operating activities of Tara Associates, Ltd. for the year ended December 31, 1995 reflected in the accompanying fiscal 1996 consolidated statement of cash flows totalled $158,000.

     7.  Legal Proceedings

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

         In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages against PaineWebber. The eventual outcome of this litigation and the potential impact, if any, on the Partnership's unitholders cannot be determined at the present time.

         In June 1996, approximately 50 plaintiffs filed an action entitled Bandrowski v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiff's purchases of various limited partnership interests, including those offered by the Partnership. The complaint is substantially similar to the complaint in the Abbate action described above, and seeks compensatory damages of $3.4 million plus punitive damages.

         Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with this litigation. At the present time, the Managing General Partner cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements.

Schedule III - Real Estate and Accumulated Depreciation
                                           PAINE WEBBER GROWTH PARTNERS THREE, L.P.

                                     SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                     March 31, 1996
                                                     (In thousands)

                                                 Cost
                                              Capitalized                                                             Life on Which
                                               (Removed)                                                               Depreciation
                             Initial Cost to  Subsequent to  Gross Amount at Which Carried at                             in Latest
                                Partnership   Acquisition          End of Year                                            Income
                                 Buildings &  Buildings &        Buildings &          Accumulated  Date of      Date     Statement
 Description  Encumbrances Land Improvements  Improvements  Land Improvements  Total  Depreciation Construction Acquired is Computed

Summerwind
Apartments
 Jonesboro,
 GA           $ 8,330    $  720     $ 8,611     $ (157)    $670    $8,504       $ 9,174  $ 3,336    1985        10/8/85 5 - 30 yrs

Notes

(A) The aggregate cost of real estate owned at March 31, 1996 for Federal income tax  purposes  is  approximately  $9,380.
(B) See Note 6 of Notes to  Financial Statements for a description of the debt encumbering the property.
(C) Reconciliation of real estate owned:
                                          1996               1995              1994

   Balance at beginning of period       $  9,143          $  9,127            $9,126
   Acquisitions and improvements              31                16                 1
                                        --------          --------            ------
   Balance at end of period             $  9,174          $  9,143            $9,127
                                        ========          ========            ======

(D) Reconciliation of accumulated depreciation:

   Balance at beginning of period       $  3,065        $    2,795            $2,526
   Depreciation expense                      271               270               269
                                         -------           --------            ------
   Balance at end of period             $  3,336         $   3,065            $2,795
                                        ========          ========            ======

(E)  Costs removed subsequent to acquisition represent guaranty payments from the co-venturer (See Note 4).

                         REPORT OF INDEPENDENT AUDITORS

The Partners St. Louis Woodchase Associates:


     We have audited the accompanying balance sheets of St. Louis Woodchase Associates (the "Joint Venture") as of December 31, 1995 and 1994 and the related statements of operations and changes in venturers' capital (deficit), and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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


     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of St. Louis Woodchase Associates at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                /s/ Ernst & Young LLP
                                    ERNST & YOUNG LLP

Boston, Massachusetts
January 26, 1996

                         ST. LOUIS WOODCHASE ASSOCIATES

                                 BALANCE SHEETS
                           December 31, 1995 and 1994
                                 (In thousands)

                                     ASSETS

                                                       1995        1994

Current assets:
   Cash and cash equivalents                         $    81     $    66
   Escrow deposits                                        18          18
   Rent receivable                                         3           2
   Prepaid expenses                                       10          10
                                                      ------     -------
        Total current assets                             112          96

Operating investment property, at cost:
   Land                                                  983         983
   Building and improvements                          10,114      10,039
   Furniture and fixtures                                838         762
                                                      ------     -------
                                                      11,935      11,784

   Less accumulated depreciation                      (4,113)     (3,752)
                                                      ------     -------
        Net operating investment property              7,822       8,032


Deferred expenses, net of accumulated amortization
  of $5 ($22 in 1994)                                    125          70
                                                      ------     -------
                                                     $ 8,059    $  8,198
                                                     =======    ========

                       LIABILITIES AND VENTURERS' DEFICIT

Current liabilities:
   Current portion of long-term debt                 $    77    $     93
   Accounts payable and accrued expenses                  27          26
   Accrued interest                                       51         246
   Payable to property manager                             2           4
        Total current liabilities                        157         369

Tenant security deposits                                  33          29
Distribution payable to venturer                           9           9
Venturer loans and accrued interest                      370         344
Long-term debt                                         8,111       7,809
Venturers' deficit                                      (621)       (362)
                                                      ------     -------
                                                     $ 8,059     $  8,198
                                                     =======     ========






                             See accompanying notes.

                         ST. LOUIS WOODCHASE ASSOCIATES

      STATEMENTS OF OPERATIONS AND CHANGES IN VENTURERS' CAPITAL (DEFICIT)
              For the years ended December 31, 1995, 1994 and 1993
                                 (In thousands)

                                               1995        1994        1993

Revenues:
   Rental income                         $    1,518   $   1,443     $ 1,387
   Interest income                                1           1           2
   Other revenues                                54          32          35
                                         ----------   ---------     -------
                                              1,573       1,476       1,424

Expenses:
   Depreciation expense                         361         342         343
   Mortgage interest                            873         884         830
   Interest expense on partner loans             26          21          18
   Repairs and maintenance                       90          86          95
   Salaries and related costs                   114         117         130
   Real estate taxes                             85         105         103
   Management fees                               78          72          71
   Utilities                                     75          63          52
   General and administrative                    89          82          75
   Insurance                                     26          26          27
   Professional fees                             15          14          13
                                         ----------   ---------     -------
                                              1,832       1,812       1,757

Net loss                                       (259)       (336)       (333)

Venturers' capital (deficit),
  beginning of year                           (362)         (26)        307
                                        ----------   ---------     --------

Venturers' deficit, end of year           $   (621)  $    (362)  $     (26)
                                        ==========    ========    =========
















                             See accompanying notes.

                         ST. LOUIS WOODCHASE ASSOCIATES

                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1995, 1994 and 1993
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                              1995        1994         1993

Cash flows from operating activities:
  Net loss                                  $  (259)     $ (336)    $  (333)
  Adjustments to reconcile net loss
   to net cash provided by operating
     activities:
     Depreciation                               361         342         343
     Amortization of deferred interest           75          19          16
     Changes in assets and liabilities:
      Escrow deposits                             -         (17)          -
      Rents receivable                           (1)         (2)          -
      Prepaid expenses                            -          (1)         (1)
      Accounts payable and accrued expenses       1         (34)         30
      Accrued interest                         (195)        151          28
      Accrued interest on venturer loans         26          21          18
      Tenant security deposits                    4           3          (3)
      Payable to property manager                (2)          4          (2)
                                             ------      ------      ------
         Total adjustments                      269         486         429
                                             ------      ------      ------
         Net cash provided by operating
           activities                            10        150          96

Cash flows from investing activities:
  Additions to operating investment property   (151)        (54)         (6)

Cash flows from financing activities:
  Refund (payment) of refinancing deposit         -          40         (40)
  Increase in deferred expenses                (130)        (27)        (65)
  Payments of principal on long-term debt    (7,914)        (86)        (13)
  Proceeds from long-term debt                8,200           -           -
                                             ------      ------      ------
      Net cash provided by (used for)
       financing activities                     156         (73)       (118)


Net increase (decrease) in cash
 and cash equivalents                            15          23         (28)

Cash at beginning of year                        66          43          71
                                             ------      ------      ------

Cash and cash equivalents, end of year      $    81     $    66    $     43
                                            =======     =======    ========

Cash paid during the year for interest      $   993     $   714    $    787
                                            =======     =======    ========





                             See accompanying notes.

                         ST. LOUIS WOODCHASE ASSOCIATES

                          NOTES TO FINANCIAL STATEMENTS


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

         Basis of Presentation
     The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of December 31, 1995 and 1994 and revenues and expenses for each of the three years in the period ended December 31, 1995. Actual results could differ from the estimates and assumptions used.

     Generally, the records of the joint venture are maintained on the accrual basis of accounting used for federal income tax purposes and adjusted to generally accepted accounting principles for financial reporting purposes, principally for depreciation.

         Operating investment property

     The operating investment property is carried at the lower of cost, adjusted for certain guaranteed payments and accumulated depreciation, or net realizable value. The net realizable value of a property held for long-term investment purposes is measured by the recoverability of the investment from expected future cash flows on an undiscounted basis, which may exceed the property's market value. The net realizable value of a property held for sale approximates its current market value. The operating investment property was considered to be held for long-term investment purposes as of December 31, 1995 and 1994. Depreciation expense is computed using the straight-line method over an estimated useful life of thirty years for buildings and improvements and five years for furniture and fixtures. Acquisition fees have been capitalized and are included in the cost of the operating investment properties.

          Deferred expenses

     Deferred   expenses   relate  to  costs   associated   with   certain  debt
 refinancings. Deferred financing costs are amortized using the straight-line method over the respective terms of the loans. The amortization of such fees is included in interest expense on the accompanying statements of operations.

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

         Fair Value of Financial Instruments

     The carrying amount of cash and cash equivalents, tenant receivables, escrow deposits and current liabilities approximates their fair value due to the short-term maturities of these instruments. The fair value of the Partnership's long-term debt is estimated using a discounted cash flow analysis, based on the current market rate of similar types of borrowing arrangements. It is not practicable for management to estimate the fair value of Venturer loans without incurring excessive costs due to the unique nature of such obligations.

         New Accounting Standard

     In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Partnership will adopt Statement 121 in 1996 and, based on current circumstances, does not believe the adoption will have a material effect on results of operations or financial position.

         Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

2.  The Partnership Agreement

     The joint venture agreement provides that the Partnership will receive from available cash flow (after payment of any interest on operating loans by the parties to the joint venture) an annual, cumulative preferred base return, payable monthly, of 8% of the Partnership's net investment. Thereafter any remaining cash flow shall be distributed 70% to the Partnership and 30% to the Co-Venturer. The Partnership's cumulative preference returns in arrears were
approximately   $1,853,000  and  $1,666,000  at  December  31,  1995  and  1994,
respectively.

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

     The Co-Venturer guaranteed payment of all operating expenses and debt service plus a $3,000 annual return to the Partnership from the date of closing through December 31, 1987 (the Guaranty Period). The Joint Venture received payments aggregating $347,290 during the Guaranty Period. Such amounts have been recorded as a reduction of the basis of the operating property for financial reporting purposes. The Co-Venturer was required to make mandatory loans to the joint venture to pay all operating expenses and debt service plus a $3,000 annual return to the Partnership for the twelve-month period following the Guaranty Period. Mandatory loans totalling $130,211 have been made by the Co-Venturer. Such loans bear interest at 1% above the prime lending rate. The Co-Venturer was paid a fee of $288,000 in consideration for its agreement to provide the guaranty and make the mandatory loans. After the mandatory loan period, if additional cash is required in connection with the Joint Venture, it may be provided by the Partnership and the Co-Venturer as loans (evidenced by operating notes) to the Joint Venture. Such loans are to be provided 70% by the Partnership and 30% by the Co-Venturer and would bear interest at the prime rate. In the event that a partner fails to make its respective share of a loan, the other partner may make the loan to the Joint Venture for the defaulting partner's share at twice the prime rate. Outstanding operating loans totalling $87,000 have been made 100% by the Co-Venturer through December 31, 1995.

     The joint venture has entered into a property management contract with an affiliate of the Co-Venturer, cancellable at the option of the joint venture upon the occurrence of certain events. The management fee is equal to 5% of the gross receipts, as defined.

3.  Venturer loans
    Venturer loans consist of the following (in thousands):

                                                   1995           1994
          Deficit loans,  payable to the
          Co-Venturer,  interest  at  1%
          over prime  (9.5% at  December
          31, 1995)                               $ 130          $ 130


          Operating  loans,  payable  to
          the  Co-Venturer,  interest at
          prime  (8.5% at  December  31,
          1995)                                     26              26


          Operating  loans,  payable  to
          the  Co-Venturer,  interest at
          twice the prime rate (17.0% at
          December 31, 1995)                        61               61
                                                  ----           ------
                                                $  217           $  217
                                                ======           ======


     Repayment of the above loans (and accrued interest) is limited to net cash flow and capital proceeds, as defined. Unpaid interest on partner loans at December 31, 1995 and 1994 totalled approximately $153,000 and $127,000, respectively. Interest on the $61,000 operating loan is first in priority for payment from net cash flow available for distribution.

4.  Long-term debt

     Long-term debt was refinanced September 14, 1995 and consists of a 7.5% nonrecourse mortgage note secured by the operating investment property and an assignment of rents and leases. The mortgage is payable in monthly installments, including principal and interest, of $57,336 through October 1, 2002, at which time the final principal installment of $7,540,598 plus any unpaid accrued interest is due. In addition, the property submits monthly escrow deposits of $8,531 for tax escrow. Debt refinancing costs of $130,298 were capitalized during 1995. The fair value of the mortgage note payable approximated its carrying value as of December 31, 1995.

     The scheduled annual principal payments to retire the long-term debt are as follows (in thousands):


                        1996       $    77
                        1997            82
                        1998            89
                        1999            95
                        2000           104
                        Thereafter   7,741
                                   -------
                                   $ 8,188
                                   =======




Schedule III - Real Estate and Accumulated Depreciation
                                                ST. LOUIS WOODCHASE ASSOCIATES

                                     SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                   December 31, 1995
                                                     (In thousands)

                                                 Cost
                                              Capitalized                                                           Life on Which
                                               (Removed)                                                               Depreciation
                             Initial Cost to   Subsequent to  Gross Amount at Which Carried at                             in Latest
                              Partnership      Acquisition          End of Year                                            Income
                                 Buildings &  Buildings &        Buildings &          Accumulated  Date of      Date     Statement
 Description  Encumbrances Land Improvements  Improvements  Land Improvements  Total  Depreciation Construction Acquired is Computed
Woodchase
Apartments
 St. Louis,
 MO           $ 8,188     $1,013    $9,924     $  998      $983   $10,952       $11,935   $ 4,113    1985       12/31/85 5 - 30 yrs

Notes

(A)  The  aggregate  cost of real estate  owned at December 31, 1995 for Federal  income tax  purposes is  approximately $12,157.

(B) See Note 4 of Notes to Financial Statements for a description of the debt encumbering the property.

(C) Reconciliation of real estate owned:
                                            1995        1994        1993

      Balance at beginning of period    $ 11,784    $ 11,730    $ 11,724
      Acquisitions and improvements          151          54           6
                                        --------    --------    --------
      Balance at end of period          $ 11,935    $ 11,784    $ 11,730
                                        ========    ========    ========

(D) Reconciliation of accumulated depreciation:

      Balance at beginning of period   $   3,752  $    3,410  $    3,067
      Depreciation expense                   361         342         343
                                        --------    --------    --------
      Balance at end of period         $   4,113  $    3,752  $    3,410
                                        ========    ========    ========

(E) Costs  capitalized  subsequent to  acquisition  are net of certain  guaranty payments from the co-venturer (see Note 2).