Form 10-Q
period 1996-06-30
PAINEWEBBER GROWTH PARTNERS THREE L P
filed 1996-08-13
CIK 769847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                      ----------------------------------

                                   FORM 10-Q

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

                    PAINEWEBBER GROWTH PARTNERS THREE L.P.

                         CONSOLIDATED BALANCE SHEETS
                 June 30, 1996 and March 31, 1996 (Unaudited)
                                (In thousands)

                                    ASSETS
                                                      June 30       March 31
                                                      -------       --------

Operating investment property, at cost:
   Land                                             $    670      $    670
   Buildings                                           7,932         7,932
   Equipment and improvements                            572           572
                                                     -------      --------
                                                       9,174         9,174
   Less accumulated depreciation                      (3,401)       (3,336)
                                                     -------      --------
                                                       5,773         5,838

Investment in unconsolidated joint venture, at equity     48            73
Cash and cash equivalents                                794           801
Accounts receivable                                        2             2
Prepaid expenses                                          11            16
Deferred expenses, net                                    53            67
Other assets                                             227           227
                                                     -------      --------
                                                   $   6,908     $   7,024
                                                   =========     =========

                      LIABILITIES AND PARTNERS' DEFICIT

Accounts payable and accrued expenses             $      104    $      107
Accrued interest payable                                 239           231
Loans payable to affiliates                              357           357
Advances from consolidated venture                        30            95
Deferred management fees payable to affiliate          1,265         1,243
Note payable                                           8,330         8,330
Partners' deficit                                     (3,417)       (3,339)
                                                    --------      --------
                                                   $   6,908     $   7,024
                                                   =========     =========



                           See accompanying notes.

                    PAINEWEBBER GROWTH PARTNERS THREE L.P.

                    CONSOLIDATED  STATEMENTS OF OPERATION
     For the three months ended June 30, 1996 and 1995 (Unaudited)
                     (In thousands, except per Unit data)

                                                  1996        1995
                                                  ----        ----

Revenues:
   Rental income                               $   366     $   354
   Interest and other income                         9           9
                                               -------     -------
                                                   375         363
Expenses:
   Property operating expenses                     178         166
   Interest expense                                130         140
   Depreciation                                     65          67
   Partnership management fees                      22          32
   General and administrative                       33          41
                                                  ----        ----
                                                   428         446
                                                  ----        ----

Operating loss                                     (53)        (83)

Partnership's share of
   unconsolidated venture's loss                   (25)        (50)
                                                  ----        ----

Net loss                                      $    (78)    $  (133)
                                              ========     =======

Net loss per Limited Partnership Unit         $  (2.90)   $ (4.95)
                                              ========    =======

   The above net loss per Limited Partnership Unit is based upon the 25,657 Limited Partnership Units outstanding during each period.






                           See accompanying notes.

                    PAINEWEBBER GROWTH PARTNERS THREE L.P.

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT For the three months ended June 30, 1996 and 1995 (Unaudited)
                                (In thousands)

                                                  General       Limited
                                                  Partners      Partners
                                                  --------      --------

Balance at March 31, 1995                        $   (113)       $(2,616)

Net loss                                               (6)          (127)
                                                  --------      --------

Balance at June 30, 1995                         $   (119)       $(2,743)
                                                 ========        =======

Balance at March 31, 1996                        $   (143)       $(3,196)

Net loss                                               (4)           (74)
                                                  --------      --------

Balance at June 30, 1996                         $   (147)       $(3,270)
                                                 ========        =======


                           See accompanying notes.

                    PAINEWEBBER GROWTH PARTNERS THREE L.P.

                    CONSOLIDATED  STATEMENTS  OF CASH FLOWS
     For the three months ended June 30, 1996 and 1995 (Unaudited)
               Increase (Decrease) in Cash and Cash Equivalents
                                (In thousands)

                                                        1996             1995
                                                        ----             ----
Cash flows from operating activities:
   Net loss                                           $  (78)          $ (133)
   Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
      Partnership's share of unconsolidated
        venture's loss                                    25               50
      Depreciation                                        65               67
      Deferred management fees                            22               32
      Amortization of deferred financing costs            14               14
      Changes in assets and liabilities:
        Prepaid expenses                                   5               14
        Accounts payable and accrued expenses             (3)             (14)
        Accrued interest payable                           8                9
        Advances from consolidated venture               (65)              (5)
                                                        ----             ----
            Total adjustments                             71              167
                                                        ----             ----
            Net cash provided by (used in)
            operating activities                          (7)              34

Cash flows from investing activities:
   Contribution to unconsolidated venture                  -             (164)
                                                        ----             ----

Net decrease in cash and cash equivalents                 (7)            (130)

Cash and cash equivalents, beginning of period           801              704
                                                        ----             ----

Cash and cash equivalents, end of period              $  794           $  574
                                                      ======           ======

Cash paid during the period for interest              $  108           $  117
                                                      ======           ======


                           See accompanying notes.

                     PAINEWEBBER GROWTH PARTNERS THREE, L.P.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.  General

    The accompanying financial statements, footnotes and discussions should be read in connection with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended March 31, 1996.

    In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

2.  Operating Investment Property

    The Partnership's balance sheet includes one operating investment property at June 30, 1996 and March 31, 1996; the Summerwind Apartments, owned by Tara Associates, Ltd., a majority owned and controlled joint venture. The balance sheet and operating results of Tara Associates, Ltd. are recorded three months in arrears to the operating results of the Partnership. Tara Associates, Ltd., a Georgia limited partnership (the "joint venture"), was organized on December 19, 1983 to acquire and operate a 208-unit apartment complex, Summerwind Apartments, located in Jonesboro, Georgia. On October 8, 1985, the Partnership acquired a 70% general partnership interest in the joint venture. The remaining 30% general and limited partnership interests were owned by John Lie-Nielson (the "co-venturer"). Effective February 23, 1990, the co-venturer's general partnership interest was converted to a limited partnership interest, thereby giving the Partnership control over the operating investment property.

    The following is a summary of property operating expenses for the three months ended March 31, 1996 and 1995 (in thousands):

                                           1996        1995
                                           ----        ----

      Property operating expenses:
         Repairs and maintenance         $   66        $ 55
         Utilities                           18          16
         Property taxes                      25          25
         Management fees                     18          18
         Salaries and administrative         51          52
                                           ----        ----
                                         $  178        $166
                                         ======        ====

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

    Summarized operating results of the unconsolidated joint venture, for the periods indicated, are as follows:

                         Condensed Summary of Operations
               For the three months ended March 31, 1996 and 1995
                                 (in thousands)

                                             1996        1995
                                             ----        ----

  Revenues:
   Rental revenues                        $  358      $  358
   Other income                               15          10
                                          ------      ------
                                             373         368
  Expenses:
    Interest expense                         158         217
   Property operating expenses               134         110
   Real estate taxes                          22          26
   Depreciation                               95          87
                                          ------      ------
                                             409         440
                                          ------      ------
  Net loss                                $  (36)    $   (72)
                                          ======     =======

  Net loss:
   Partnership's share of net loss        $  (25)    $   (50)
   Co-venturer's share of net loss           (11)        (22)
                                          ------      ------
                                          $  (36)    $   (72)
                                          ======     =======

4.  Note Payable

     Note payable at June 30, 1996 and March 31, 1996 consists of the following (in thousands):
                                                   June 30           March 31
                                                   ------            --------

     Mortgage   loan   payable   by  the
     consolidated Tara Associates,  Ltd.
     which secures Housing  Authority of
     Clayton    County    Collateralized
     Loan-to-Lender    Housing   Revenue
     Bonds.  The  non-recourse  mortgage
     loan is secured by a deed to secure
     debt  and  a   security   agreement
     covering  Tara  Associates,  Ltd.'s
     real  and  personal  property.  The
     loan bears  interest  at a floating
     rate which is reset weekly based on
     the  market  rate  for  tax  exempt
     securities with similar maturities.
     The  loan  is  subject  to  various
     prepayment  provisions  including a
     mandatory  redemption  on March 16,
     1997,    the    first     scheduled
     remarketing  date, as defined.  The
     fair  value  of the  mortgage  note
     payable  approximated  its carrying
     value  as of  March  31,  1996  and
     December 31, 1995.                            $ 8,330          $ 8,330
                                                   =======          =======

5. Related Party Transactions

      The Adviser earned management fees of $22,000 and $32,000 for the three-month periods ended June 30, 1996 and 1995, respectively. Deferred management fees at June 30, 1996 and March 31, 1996 consist of $1,265,000 and $1,243,000, respectively, due to PWPI. See the Partnership's Annual Report for further information regarding deferred management fees.

      Included in general and administrative expenses for the three-month periods ended June 30, 1996 and 1995 is $11,000 and $12,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for both of the three-month periods ended June 30, 1996 and 1995 is $1,000, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

6. Contingencies

      As discussed in detail in the Partnership's Annual Report for the year ended March 31, 1996, the Partnership is involved in certain legal actions. At the present time, the Managing General Partner is unable to determine what impact, if any, the resolution of these matters may have on the Partnership's financial statements, taken as a whole.

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

     The Summerwind joint venture is currently generating excess cash flow from operations as a result of the low level of the variable interest rate on the venture's first mortgage loan. Such excess cash flow is being used to pay Partnership operating expenses, except for Partnership management fees, the payment of which has been deferred since September of 1986. The debt secured by the Summerwind property, which requires interest-only payments until maturity in March 1997, was provided by tax-exempt revenue bonds issued by a local housing authority. During fiscal 1996, the interest rate on such debt, which is tied to comparable tax-exempt bond obligations, fluctuated at between approximately 4% and 6% per annum on the venture's $8.3 million debt obligation. Current cash flow from the venture's operations would be sufficient to cover interest-only payments at an average rate of approximately 9%.
 Nonetheless, such cash flow would likely not be sufficient to support conventional financing, including monthly principal amortization, at current market interest rates. Furthermore, due to the rates of return demanded by potential buyers of multi-family residential properties at the present time, an analysis of the venture's cash flow before debt service implies a market value which would not yield any significant proceeds above the current debt obligation. It appears unlikely that market conditions will improve sufficiently in the near-to-intermediate term to increase this value substantially.

     The revenue bonds which are secured by the mortgage loan encumbering the Summerwind property are also secured by an irrevocable letter of credit agreement between the lender and the Housing Authority of Clayton County. The letter of credit, which will expire on March 16, 1997, is an irrevocable obligation of the lender up to an amount sufficient to pay the then outstanding principal of the bonds plus 45 days interest calculated at 15% per annum. The mortgage loan secured by the Summerwind Apartments is subject to various prepayment provisions including a mandatory redemption on March 16, 1997, the first scheduled remarketing date, as defined, which coincides with the expiration of the letter of credit agreement. Unless the letter of credit is replaced or extended, the venture's mortgage loan will become immediately due and payable upon this scheduled expiration date. Management is currently assessing the available alternatives with respect to the pending expiration of the letter of credit, which include selling the property and repaying the mortgage indebtedness prior to March of 1997, refinancing the bonds with conventional mortgage financing or negotiating a new letter of credit agreement. Management will pursue the course of action which it believes will result in the maximum overall return to the Limited Partners. However, there are no assurances that any of these alternatives are achievable. As discussed above, management believes that selling the property would not generate any significant proceeds after the repayment of the outstanding indebtedness. In addition, because the venture's cash flow will likely not support the required debt service payments under conventional financing of the outstanding principal balance, the current mortgage lender would have to accept a discounted payoff in order to accomplish a refinancing transaction. Furthermore, it may not be possible to obtain a replacement or extended letter of credit due to the extremely high loan-to-value ratio of the underlying mortgage loan. Nonetheless, management will continue to make every fiscally responsible effort to recover some portion of the Partnership's original investment in Summerwind. Management intends to continue to operate the property to maximize cash flow in the near term.

     On September 13, 1995, the Partnership, along with its co-venture partner, refinanced the mortgage debt secured by the Woodchase Apartments with a new lender. The new non-recourse mortgage loan was in the initial principal amount of $8,200,000 and bears interest at a rate of 7.5% per annum. The new loan requires monthly principal and interest payments of approximately $57,000 and matures on October 1, 2002. The proceeds of the new loan were used to repay the existing $8 million debt which encumbered the Woodchase property, as well as to cover a portion of the refinancing costs. The Partnership advanced $164,000 to the venture to cover the remaining transaction costs. Although the principal amount of the new loan increased slightly, the venture's annual debt service payments have been reduced by approximately $112,000 due to the reduction in the interest rate, resulting in positive cash flow for the joint venture. As a result, during the quarter ended December 31, 1995 the Partnership received a cash flow distribution of $164,000 from the joint venture in repayment of the advances referred to above which were made in connection with the September 1995 refinancing transaction.

     In refinancing the Woodchase debt obligation, management obtained assumable financing which reduces debt service costs and enhances the marketability of the property for a possible sale. An analysis of the estimated value of the Woodchase property places the potential sale price above the level of the current debt balance by between $2 million to $3 million. Depending on management's view of the the property's long-term appreciation potential, management could determine that a sale of the Woodchase property in the near-term would be in the Partnership's best interests. If the Partnership's interest in Woodchase were sold, a liquidation of the Partnership would likely be initiated, and, if the Partnership's interest in Summerwind has not been sold, restructured or foreclosed on at that time, it would be sold or assigned, most likely only for a nominal amount.

     Upon the sale or disposition of the Partnership's investments, the taxable gain or loss incurred will be allocated among the partners. In the case where a taxable gain would be incurred, gain would first be allocated to the General Partners in an amount at least sufficient to eliminate their deficit capital balance. Any remaining gain would then be allocated to the Limited Partners. In certain cases, the Limited Partners could be allocated taxable income in excess of any liquidation proceeds that they may receive. Additionally, in cases where the disposition of any investment involves a foreclosure by, or voluntary conveyance to, the mortgage lender, taxable income could occur without the distribution of cash. Income from the sale or disposition of the Partnership's investments would represent passive income to the partners which could be offset by each partners' existing passive losses, including any carryovers from prior years.

     At June 30, 1996, the Partnership and its consolidated joint venture had available cash and cash equivalents of approximately $794,000. As discussed further above, the consolidated Summerwind joint venture currently generates positive cash flow because the variable interest rate on the venture's outstanding mortgage indebtedness is presently at a fairly low level. As long as this variable rate remains low, the venture should provide excess cash flow sufficient to cover the Partnership's operating expenses (excluding Partnership management fees, which have been deferred since September of 1986). In the event that this interest rate rises significantly in the near future, the Partnership's cash flow may be impaired. The balance of cash and cash equivalents will be used for the working capital needs of the Partnership and its consolidated joint venture. The source of future liquidity and distributions to the partners is expected to be through proceeds, if any, received from the sale or refinancing of the two remaining investment properties.

Results of Operations
Three Months Ended June 30, 1996

     The Partnership's net loss decreased by $55,000 for the three months ended June 30, 1996, when compared to the same period in the prior year. This decrease in the Partnership's net loss was the result of a decrease in the Partnership's operating loss of $30,000 and a decrease in the Partnership's share of unconsolidated venture's loss of $25,000. Operating loss decreased due to an increase in rental revenues from the consolidated Summerwind joint venture of $12,000 and a decrease in total expenses of $18,000. Rental revenues at Summerwind increased due to an increase in average rental rates. Total expenses decreased due to decreases in interest expense, management fee expense and general and administrative expenses of $10,000, $10,000 and $8,000, respectively. Interest expense decreased as a result of a decrease in the average interest rate paid during the current three-month period on the variable rate mortgage loan secured by the consolidated Summerwind Apartments. Management fees decreased because the Partnership reached a cumulative limit during the current three-month period on the maximum amount of allowable management fees per the terms of the Partnership's advisory contract. The decreases in interest expense, management fee expense and general and administrative expenses were partially offset by an increase in property operating expenses of $12,000. Property operating expenses increased due to an increase in repairs and maintenance expenses at the Summerwind Apartments.

     The Partnership's share of unconsolidated venture's loss decreased by $25,000 for the three months ended June 30, 1996, when compared to the same period in the prior year. The decrease in the Partnership's share of the net loss of the Woodchase joint venture was mainly due to a decrease in interest expense of $59,000. Interest expense decreased due to the September 1995 refinancing of the venture's mortgage debt, which resulted in a significantly lower interest rate. The decrease in interest expense was partially offset by small increases in the venture's depreciation, repairs and maintenance and professional fees expenses.

                                   PART II
                              Other Information

Item 1. Legal Proceedings

     As discussed in prior quarterly and annual reports, in November 1994 a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Third PW Growth Properties, Inc. and Properties Associates 1985, L.P. ("PA1985"), which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which has been preliminarily approved by the court and provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement has been scheduled for October 25, 1996.

     The status of the other litigation involving the Partnership and its General Partners remains unchanged from the description provided in the Partnership's Annual Report on Form 10-K for the year ended March 31, 1996.

     Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with the litigation discussed above. At the present time, the Managing General Partner cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements of the Partnership.

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

Date:  August 13, 1996