Form 10-Q
period 1996-09-30
PAINEWEBBER GROWTH PARTNERS THREE L P
filed 1996-11-13
CIK 769847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                     PAINEWEBBER GROWTH PARTNERS THREE L.P.

                           CONSOLIDATED BALANCE SHEETS
                September 30, 1996 and March 31, 1996 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                  September 30     March 31
                                                  ------------     --------

Operating investment property, at cost:
   Land                                             $    670      $    670
   Buildings                                           7,932         7,932
   Equipment and improvements                            572           572
                                                    --------      ---------
                                                       9,174         9,174
   Less accumulated depreciation                      (3,472)       (3,336)
                                                    ---------     ---------
                                                       5,702         5,838

Investment in unconsolidated joint
  venture, at equity                                      95            73
Cash and cash equivalents                                853           801
Accounts receivable                                        2             2
Prepaid expenses                                           -            16
Deferred expenses, net                                    39            67
Other assets                                             227           227
                                                   ---------     ---------
                                                   $   6,918     $   7,024
                                                   =========     =========

                        LIABILITIES AND PARTNERS' DEFICIT

Accounts payable and accrued expenses              $     131     $     107
Accrued interest payable                                 248           231
Loans payable to affiliates                              357           357
Advances from consolidated venture                        50            95
Deferred management fees payable to affiliate          1,265         1,243
Note payable                                           8,330         8,330
Partners' deficit                                     (3,463)       (3,339)
                                                   ---------     ---------
                                                   $   6,918     $   7,024
                                                   =========     =========

















                             See accompanying notes.

                     PAINEWEBBER GROWTH PARTNERS THREE L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
   For the three and six months ended September 30, 1996 and 1995 (Unaudited)
                      (In thousands, except per Unit data)

                                     Three Months Ended    Six Months Ended
                                        September 30,         September 30,
                                   -------------------     -----------------
                                      1996        1995         1996     1995
                                      ----        ----         ----     ----

Revenues:
   Rental income                   $  372     $   353      $   738     $  707
   Interest and other income           10           8           19         17
                                   ------     -------      -------     ------
                                      382         361          757        724

Expenses:
   Property operating expenses        181         186          359        352
   Interest expense                   139         148          269        288
   Depreciation                        71          68          136        135
   Partnership management fees          -          32           22         64
   General and administrative          23          46           56         87
                                   ------     -------      -------     ------
                                      414         480          842        926
                                   ------     -------      -------     ------

Operating loss                        (32)       (119)         (85)      (202)

Partnership's share of
   unconsolidated venture's loss      (14)        (61)         (39)      (111)
                                   ------     -------      -------    -------

Net loss                           $  (46)    $  (180)     $  (124)   $  (313)
                                   ======     =======      =======    =======

Net loss per Limited
  Partnership Unit                 $(1.69)    $ (6.62)     $ (4.59)   $(11.57)
                                    ======    =======      =======    =======

   The above net loss per Limited Partnership Unit is based upon the 25,657 Limited Partnership Units outstanding during each period.






                             See accompanying notes.

                     PAINEWEBBER GROWTH PARTNERS THREE L.P.

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
        For the six months ended September 30, 1996 and 1995 (Unaudited)
                                 (In thousands)

                                                 General        Limited
                                                 Partners       Partners
                                                 --------       --------

Balance at March 31, 1995                        $   (113)       $(2,616)

Net loss                                              (16)          (297)
                                                 ---------       -------

Balance at September 30, 1995                    $   (129)       $(2,913)
                                                 ========        =======

Balance at March 31, 1996                        $   (143)       $(3,196)

Net loss                                               (6)          (118)
                                                 ---------      ---------

Balance at September 30, 1996                    $   (149)       $(3,314)
                                                 ========        =======








                             See accompanying notes.

                     PAINEWEBBER GROWTH PARTNERS THREE L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the six months ended September 30, 1996 and 1995 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                        1996             1995
                                                        ----             ----
Cash flows from operating activities:
   Net loss                                          $  (124)         $  (313)
   Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Partnership's share of unconsolidated
        venture's loss                                    39              111
      Depreciation                                       136              135
      Deferred management fees                            22               64
      Amortization of deferred financing costs            28               28
      Changes in assets and liabilities:
        Prepaid expenses                                  16               15
        Accounts payable and accrued expenses             24               31
        Accrued interest payable                          17               17
        Advances from consolidated venture               (45)              (3)
                                                     -------          -------
            Total adjustments                            237              398
                                                     -------          -------
            Net cash provided by operating activities    113               85

Cash flows from investing activities:
   Contribution to unconsolidated venture                (61)            (164)
                                                     -------         ---------

Net increase (decrease) in cash and cash equivalents      52              (79)

Cash and cash equivalents, beginning of period           801              704
                                                    --------         --------

Cash and cash equivalents, end of period            $    853         $    625
                                                    ========         ========

Cash paid during the period for interest            $    224         $    243
                                                    ========         ========


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

2.  Operating Investment Property

    The Partnership's balance sheet includes one operating investment property at September 30, 1996 and March 31, 1996; the Summerwind Apartments, owned by Tara Associates, Ltd., a majority owned and controlled joint venture. The balance sheet and operating results of Tara Associates, Ltd. are recorded three months in arrears to the operating results of the Partnership. Tara Associates, Ltd., a Georgia limited partnership (the "joint venture"), was organized on December 19, 1983 to acquire and operate a 208-unit apartment complex, Summerwind Apartments, located in Jonesboro, Georgia. On October 8, 1985, the Partnership acquired a 70% general partnership interest in the joint venture. The remaining 30% general and limited partnership interests were owned by John Lie-Nielson (the "co-venturer"). Effective February 23, 1990, the co-venturer's general partnership interest was converted to a limited partnership interest, thereby giving the Partnership control over the operating investment property.

    Subsequent to the quarter ended September 30, 1996, the Partnership signed a letter of intent to sell its interest in Tara Associates, Ltd. to an unrelated third party for $550,000. The sale could be structured as either a sale of the venture's operating property with an assumption of the outstanding mortgage debt or as the sale of the Partnership's general partner interest in the joint venture.The sale remains subject to the certain due diligence procedures and the potential buyer's receipt of approval of the sale from the lender, the limited partner and any other parties whose consent may be required by the loan documents and the limited partnership agreement. Accordingly, there are no assurances that this sale transaction will be consummated. If the transaction is completed, the Partnership expects to receive net proceeds of over $400,000.

    The following is a summary of property operating expenses for the three and six months ended June 30, 1996 and 1995 (in thousands):

                                        Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                        ------------------   -----------------
                                            1996     1995      1996     1995
                                            ----     ----      ----     ----
      Property operating expenses:
         Repairs and maintenance           $  69   $   68     $  135   $  123
         Utilities                            17       17         35       33
         Property taxes                       25       24         50       49
         Management fees                      19       17         37       35
         Salaries and administrative          51       60        102      112
                                          ------   ------     ------   ------
                                          $  181   $  186     $  359   $  352
                                          ======   ======     ======   ======

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

    Summarized operating results of the unconsolidated joint venture, for the periods indicated, are as follows:

                         Condensed Summary of Operations
            For the three and six months ended June 30, 1996 and 1995
                                 (in thousands)

                                    Three Months Ended       Six Months Ended
                                          June 30,               June 30,
                                      1996        1995         1996     1995
                                      ----        ----         ----     ----

  Revenues:
   Rental revenues                  $  376    $   378      $   734     $ 736
   Other income                         17         11           32        21
                                    ------    -------      -------     -----
                                       393        389          766       757
  Expenses:
   Interest expense                    157        216          315       433
   Property operating expenses         137        145          271       255
   Real estate taxes                    21         26           43        52
   Depreciation                         97         88          192       175
                                  --------   --------     --------   -------
                                       412        475          821       915
                                  --------   --------     --------   -------
  Net loss                        $    (19)  $    (86)    $    (55)   $ (158)
                                  ========   ========     ========    ======

  Net loss:
   Partnership's share of
      net loss                    $    (14)  $    (61)    $    (39)   $ (111)
   Co-venturer's share of
      net loss                          (5)       (25)         (16)      (47)
                                  --------   --------     --------    ------
                                  $    (19)  $    (86)    $    (55)   $ (158)
                                  ========   ========     ========    ======-

4.  Note Payable

   Note payable at September 30, 1996 and March 31, 1996 consists of the following (in thousands):

                                                   September 30      March 31
                                                   ------------      --------

   Mortgage   loan   payable  by  the
   consolidated Tara Associates, Ltd.
   which secures Housing Authority of
   Clayton   County    Collateralized
   Loan-to-Lender   Housing   Revenue
   Bonds. The  non-recourse  mortgage
   loan  is  secured  by  a  deed  to
   secure   debt   and   a   security
   agreement       covering      Tara
   Associates,    Ltd.'s   real   and
   personal property.  The loan bears
   interest at a floating  rate which
   is  reset   weekly  based  on  the
   market   rate   for   tax   exempt
   securities       with      similar
   maturities. The loan is subject to
   various   prepayment    provisions
   including a  mandatory  redemption
   on  March  16,  1997,   the  first
   scheduled   remarketing  date,  as
   defined.  The  fair  value  of the
   mortgage note payable approximated
   its carrying  value as of June 30,
   1996  and  December  31,  1995.                $   8,330           $ 8,330
                                                  ==========          ========

5. Related Party Transactions

    The Adviser earned management fees of $22,000 and $64,000 for the six-month periods ended September 30, 1996 and 1995, respectively. A limitation on cumulative management fees payable to the Adviser was reached in the first quarter of fiscal 1997. Deferred management fees at September 30, 1996 and March 31, 1996 consist of $1,265,000 and $1,243,000, respectively, due to PWPI. See the Partnership's Annual Report for further information regarding deferred management fees.In connection with a potential settlement of the litigation referred to in Note 6, the Adviser has preliminarily agreed to forego payment of these deferred management fees. Any recognition of a gain from the forgiveness of these management fees would be deferred until the settlement of the litigation is finalized.

    Included in general and administrative expenses for the six-month periods ended September 30, 1996 and 1995 is $18,000 and $23,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

    Also included in general and administrative expenses for both of the six-month periods ended September 30, 1996 and 1995 is $1,000, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

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

                     PAINEWEBBER GROWTH PARTNERS THREE L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

      As discussed in the Annual Report, the Summerwind joint venture is currently generating excess cash flow from operations as a result of the low level of the variable interest rate on the venture's first mortgage loan. Such excess cash flow is being used to pay Partnership operating expenses, except for Partnership management fees, the payment of which has been deferred since September of 1986. The debt secured by the Summerwind property, which requires interest-only payments on a monthly basis, was provided by tax-exempt revenue bonds issued by a local housing authority. During the first half of fiscal 1997, the interest rate on such debt, which is tied to comparable tax-exempt bond obligations, averaged approximately 6% per annum on the venture's $8.3 million debt obligation. Current cash flow from the venture's operations would be sufficient to cover interest-only payments at an average rate of approximately 9%. Nonetheless, such cash flow would likely not be sufficient to support conventional financing, including monthly principal amortization, at current market interest rates. The revenue bonds which are secured by the mortgage loan encumbering the Summerwind property are also secured by an irrevocable letter of credit agreement between the lender and the Housing Authority of Clayton County. The letter of credit, which will expire on March 16, 1997, is an irrevocable obligation of the lender up to an amount sufficient to pay the then outstanding principal of the bonds plus 45 days interest calculated at 15% per annum. The mortgage loan secured by the Summerwind Apartments is subject to various prepayment provisions including a mandatory redemption on March 16, 1997, the first scheduled remarketing date, as defined, which coincides with the expiration of the letter of credit agreement. Unless the letter of credit is replaced or extended, the venture's mortgage loan will become immediately due and payable upon this scheduled expiration date.

     Subsequent to the end of the current quarter, the Partnership signed a letter of intent with an unrelated third party to sell its interest in the joint venture which owns the Summerwind Apartments for $550,000 in cash. The sale could be structured as either a sale of the venture's operating property with an assumption of the outstanding mortgage debt or as the sale of the Partnership's general partner interest in the joint venture. The sale remains subject to certain due diligence procedures and the potential buyer's receipt of approval of the sale by the lender, the limited partner and any other parties whose consent may be required by the loan documents and the limited partnership agreement. Accordingly, there are no assurances that this sale transaction will be consummated. If the transaction is completed, the Partnership expects to receive over $400,000 in net proceeds.

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

     In refinancing the Woodchase debt obligation, management obtained assumable financing which reduces debt service costs and enhances the marketability of the property for a possible sale. An analysis of the estimated value of the Woodchase property places the potential sale price above the level of the current debt balance by between $2 million to $3 million. If the Partnership successfully closes the sale of its interest in the Summerwind, as discussed above, a sale of the Woodchase investment in the near-term would be likely. A sale of the two remaining real estate assets would initiate a liquidation of the Partnership which could be accomplished during calendar 1997.

     Upon the sale or disposition of the Partnership's investments, the taxable gain or loss incurred will be allocated among the partners. In the case where a taxable gain would be incurred, gain would first be allocated to the General Partners in an amount at least sufficient to eliminate their deficit capital balance. Any remaining gain would then be allocated to the Limited Partners. In certain cases, the Limited Partners could be allocated taxable income in excess of any liquidation proceeds that they may receive. Additionally, in cases where the disposition of any investment involves a foreclosure by, or voluntary conveyance to, the mortgage lender, taxable income could occur without the distribution of cash. Income from the sale or disposition of the Partnership's investments would represent passive income to the partners which could be offset by each partner's existing passive losses, including any carryovers from prior years.

     At September 30, 1996, the Partnership and its consolidated joint venture had available cash and cash equivalents of approximately $853,000. As discussed further above, the consolidated Summerwind joint venture currently generates positive cash flow because the variable interest rate on the venture's outstanding mortgage indebtedness is presently at a fairly low level. As long as this variable rate remains low, the venture should provide excess cash flow sufficient to cover the Partnership's operating expenses. In the event that this interest rate rises significantly in the near future, the Partnership's cash flow may be impaired. The balance of cash and cash equivalents will be used for the working capital needs of the Partnership and its consolidated joint venture. The source of future liquidity and distributions to the partners is expected to be through proceeds, if any, received from the sale or refinancing of the two remaining investment properties.

Results of Operations
Three Months Ended September 30, 1996

      The Partnership's net loss decreased by $134,000 for the three months ended September 30, 1996, when compared to the same period in the prior year. This decrease in the Partnership's net loss was the result of a decrease in the Partnership's operating loss of $87,000 and a decrease in the Partnership's share of unconsolidated venture's loss of $47,000. Operating loss decreased due to an increase in revenues of $21,000 and a decrease in expenses of $66,000. Revenues increased primarily due to an increase in rental revenue from the consolidated Summerwind joint venture of $19,000. This increase in rental revenue is due to an increase in average rental rates at the Summerwind Apartments. Expenses decreased mainly due to decreases in management fee expense of $32,000, general and administrative expenses of $23,000 and interest expense of $9,000. Management fees decreased as a result of the Partnership having reached a limitation during the first quarter of fiscal 1997 on the cumulative amount of allowable management fees payable to the Adviser pursuant to the Partnership's advisory contract. General and administrative expenses decreased mainly due to a decrease in certain professional fees incurred when compared to the prior year. Interest expense decreased as a result of a decrease in the average interest rate paid during the current three-month period on the variable rate mortgage loan secured by the Summerwind Apartments.

      The Partnership's share of unconsolidated venture's loss, which represents the operating results of the Woodchase joint venture, decreased mainly due to a decrease in the venture's interest expense of $59,000. Interest expense decreased due to the September 1995 refinancing of the venture's prior mortgage debt, as discussed further above, which resulted in a lower interest rate and lower debt service costs.

Six Months Ended September 30, 1996

      The Partnership's net loss decreased by $189,000 for the six months ended September 30, 1996, when compared to the same period in the prior year. This decrease in the Partnership's net loss was the result of a decrease in the Partnership's operating loss of $117,000 and a decrease in the Partnership's share of unconsolidated venture's loss of $72,000. Operating loss decreased due to an increase in revenues of $33,000 and a decrease in expenses of $84,000. Revenues increased primarily due to an increase in rental revenue from the consolidated Summerwind joint venture of $31,000. Rental revenue increased due to an increase in average rental rates at the Summerwind Apartments. Expenses decreased mainly due to decreases in management fee expense of $42,000, general and administrative expenses of $31,000 and interest expense of $19,000. Management fees decreased as a result of the Partnership having reached a limitation during the first quarter of fiscal 1997 on the cumulative amount of allowable management fees payable to the Adviser pursuant to the Partnership's advisory contract. General and administrative expenses decreased mainly due to a decrease in certain professional fees incurred when compared to the prior year. Interest expense decreased as a result of a decrease in the average interest rate paid during the current six-month period on the variable rate mortgage loan secured by the Summerwind Apartments.

      The Partnership's share of unconsolidated venture's loss, which represents the operating results of the Woodchase joint venture, decreased mainly due to a decrease in the venture's interest expense of $118,000. Interest expense decreased due to the September 1995 refinancing of the venture's prior mortgage debt, as discussed further above, which resulted in a lower interest rate and lower debt service costs.

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

    In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which has been preliminarily approved by the court and provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement is scheduled to continue in November 1996.

With regard to the Abbate  action  described  in the Annual  Report on Form
10-K for the year ended March 31, 1996, in September 1996 the court dismissed many of the plaintiffs' claims as barred by the applicable statutes of limitations. The eventual outcome of this litigation and the potential impact, if any, on the Partnership's unitholders remains undeterminable at the present time.

     The status of the other litigation involving the Partnership and its General Partners remains unchanged from the description provided in the Partnership's Annual Report on Form 10-K for the year ended March 31, 1996.

     Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with the litigation discussed above. However, PaineWebber has agreed not to seek indemnificaiton for any amounts it is required to pay in connection with the settlement of the New York Limited Partnership Actions.At the present time, the General Partners cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements of the Partnership.

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

Date: November 13, 1996