Form 10-Q
period 1996-12-31
PAINEWEBBER GROWTH PARTNERS THREE L P
filed 1997-02-13
CIK 769847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                      ----------------------------------

                                   FORM 10-Q

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

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

                    PAINEWEBBER GROWTH PARTNERS THREE L.P.

                         CONSOLIDATED BALANCE SHEETS
               December 31, 1996 and March 31, 1996 (Unaudited)
                                (In thousands)

                                    ASSETS
                                                 December 31    March 31
                                                 -----------    --------

Operating investment property, at cost:
   Land                                          $         -    $      670
   Buildings                                               -         7,932
   Equipment and improvements                              -           572
                                                 -----------    ----------
                                                           -         9,174
   Less accumulated depreciation                           -        (3,336)
                                                 -----------    ----------
                                                           -         5,838

Investment in unconsolidated joint
   venture, at equity                                    102            73
Cash and cash equivalents                              1,162           801
Accounts receivable                                        -             2
Prepaid expenses                                           -            16
Deferred expenses, net                                     -            67
Other assets                                               -           227
                                                 -----------    ----------
                                                 $     1,264    $    7,024
                                                 ===========    ==========

                      LIABILITIES AND PARTNERS' DEFICIT

Accounts payable and accrued expenses            $        16    $      106
Accrued interest payable                                   -           231
Loans payable to affiliates                                -           357
Advances from consolidated venture                         -            95
Deferred management fees payable to affiliate          1,266         1,244
Note payable                                               -         8,330
Partners' deficit                                        (18)       (3,339)
                                                 -----------    ----------
                                                 $     1,264    $    7,024
                                                 ===========    ==========

















                           See accompanying notes.

                     PAINEWEBBER GROWTH PARTNERS THREE L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
   For the three and nine months ended December 31, 1996 and 1995 (Unaudited)
                    (In thousands, except for per Unit data)

                                     Three Months Ended      Nine Months Ended
                                         December 31,           December 31,
                                     ------------------      -----------------
                                      1996        1995         1996     1995
                                      ----        ----         ----     ----

Revenues:
   Rental income                  $   719     $   363       $1,457     $1,070
   Interest and other income           56           8           75         25
                                  -------     -------       ------     ------
                                      775         371        1,532      1,095

Expenses:
   Property operating expenses        401         189          760        541
   Interest expense                   385         144          654        432
   Depreciation                       134          67          270        202
   Partnership management fees          -          32           22         96
   General and administrative          43          51           99        138
                                  -------     -------       ------     ------
                                      963         483        1,805      1,409
                                  -------     -------       ------     ------

Operating loss                       (188)       (112)        (273)      (314)

Partnership's share of
   unconsolidated venture's
   income (loss)                        7         (40)         (32)      (151)

Gain on sale of operating
   investment property              3,231           -        3,231          -

Co-venture partner's share of
   consolidated venture's
   operations                         395           -          395          -
                                  -------     -------       ------     ------

Net income (loss)                  $3,445     $  (152)      $3,321    $  (465)
                                   ======     =======       ======    =======

Net income (loss) per
  Limited Partnership Unit        $127.55     $ (5.66)     $122.96    $(17.23)
                                  =======     =======      =======    =======


   The above net income (loss) per Limited Partnership Unit is based upon the 25,657 Limited Partnership Units outstanding during each period.















                           See accompanying notes.

                     PAINEWEBBER GROWTH PARTNERS THREE L.P.

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) For the nine months ended December 31, 1996 and 1995 (Unaudited)
                                 (In thousands)

                                                  General       Limited
                                                  Partners      Partners
                                                  --------      --------

Balance at March 31, 1995                        $   (113)       $(2,616)

Net loss                                              (23)          (442)
                                                 ---------       -------

Balance at December 31, 1995                     $   (136)       $(3,058)
                                                 ========        =======

Balance at March 31, 1996                        $   (143)       $(3,196)

Net income                                            166          3,155
                                                 --------        -------

Balance at December 31, 1996                     $     23        $   (41)
                                                 ========        =======
































                           See accompanying notes.

                     PAINEWEBBER GROWTH PARTNERS THREE L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the nine months ended December 31, 1996 and 1995 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                        1996             1995
                                                        ----             ----
Cash flows from operating activities:
   Net income (loss)                                $  3,321          $  (465)
   Adjustments to reconcile net income
    (loss) to net cash provided by
     operating activities:
    Gain on sale of operating investment
      property                                        (3,231)               -
    Co-venture partner's share of consolidated
      venture's operations                              (395)               -
     Partnership's share of unconsolidated
       venture's loss                                     32              151
     Depreciation                                        270              202
     Deferred management fees                             22               96
     Amortization of deferred financing costs             67               41
     Changes in assets and liabilities:
      Accounts receivable                                  2                -
      Prepaid expenses                                    16               15
      Accounts payable and accrued expenses              (90)              48
      Accrued interest payable                            34               26
      Advances from consolidated venture                 (95)              (5)
                                                    --------          -------
            Total adjustments                         (3,368)             574
                                                    --------          -------
            Net cash provided by operating
              activities                                (47)              109

Cash flows from investing activities:
   Net proceeds from sale of operating
     investment property                                 469                -
   Distribution from unconsolidated venture                -              164
   Contribution to unconsolidated venture                (61)            (164)
                                                    --------          -------
            Net cash provided by investing
              activities                                 408                -
                                                    --------          -------

Net increase in cash and cash equivalents                361              109

Cash and cash equivalents, beginning of period           801              704
                                                    --------          -------

Cash and cash equivalents, end of period            $  1,162          $   813
                                                    ========          =======

Cash paid during the period for interest            $    553          $   365
                                                    ========          =======










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

     The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of December 31, 1996 and March 31, 1996 and revenues and expenses for each of the three- and nine-month periods ended December 31, 1996 and 1995. Actual results could differ from the estimates and assumptions used.

     As discussed further in Note 2, as a result of the sale of the operating property owned by the Summerwind joint venture in December 1996, the Partnership has one remaining joint venture investment, the Woodchase Apartments (see Note 3). Management of the Partnership is currently evaluating a potential liquidation of the Partnership which could be accomplished during calendar 1997. There are no assurances, however, that the disposition of the Partnership's remaining asset will be accomplished within this time frame.

2. Related Party Transactions

     The Adviser earned management fees of $22,000 and $96,000 for the nine-month periods ended December 31, 1996 and 1995, respectively. A limitation on cumulative management fees payable to the Adviser was reached in the first quarter of fiscal 1997. Deferred management fees at December 31, 1996 and March 31, 1996 consist of $1,266,000 and $1,244,000, respectively, due to PWPI. See the Partnership's Annual Report for further information regarding deferred management fees. In connection with a potential settlement of the litigation referred to in Note 6, the Adviser has preliminarily agreed to forego payment of these deferred management fees. Any recognition of a gain from the forgiveness of these management fees will be deferred until the settlement of the litigation is finalized.

     Included in general and administrative expenses for the nine-month periods ended December 31, 1996 and 1995 is $30,000 and $35,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

     Also included in general and administrative expenses for both of the nine-month periods ended December 31, 1996 and 1995 is $2,000, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

3.  Operating Investment Property

     As of March 31, 1996, the Partnership's balance sheet included one operating investment property; the Summerwind Apartments, owned by Tara Associates, Ltd., a majority owned and controlled joint venture. As discussed further below, the Summerwind Apartments was sold on December 27, 1996 to an unrelated third party. Tara Associates, Ltd., a Georgia limited partnership (the "joint venture"), was organized on December 19, 1983 to acquire and operate a 208-unit apartment complex, Summerwind Apartments, located in Jonesboro, Georgia. On October 8, 1985, the Partnership acquired a 70% general partnership interest in the joint venture. The remaining 30% general and limited partnership interests were owned by John Lie-Nielson (the "co-venturer"). Effective February 23, 1990, the co-venturer's general partnership interest was converted to a limited partnership interest, thereby giving the Partnership control over the operating investment property.

     On December 27, 1996, Tara Associates, Ltd. sold the Summerwind Apartments to an unrelated third party for a net price of $550,000 plus the assumption of the outstanding principal balance of the mortgage loan secured by the property of $8,330,000 (see Note 5). The Partnership received net proceeds of approximately $319,000 after deducting closing costs and other credits to the buyer. For income tax reporting purposes, the Summerwind joint venture was required to maintain its accounting records on a calendar year basis. As a result, the Partnership had accounted for its joint venture investment based on financial information which was three months in arrears to that of the Partnership. Due to the Partnership's policy of accounting for significant lag-period transactions in the period in which they occur, the gain on this sale transaction was recognized during the quarter ended December 31, 1996. Accordingly, in addition to the operations for the nine months ended September 30, 1996, the Partnership's operating results for the third quarter of fiscal 1997 also reflect the operations of the Summerwind joint venture for the period October 1, 1996 through the date of the sale.

     The following is a summary of property operating expenses reported on the Partnership's consolidated statements of operations for the three and nine months ended December 31, 1996 and 1995 (in thousands):

                                        Three Months Ended   Nine Months Ended
                                            December 31,        December 31,
                                         ----------------    -----------------
                                          1996 (1)  1995     1996 (1)    1995
                                          -------   ----     -------    -----
      Property operating expenses:
         Repairs and maintenance          $  161   $   74      $ 296   $  197
         Utilities                            42       18         77       51
         Property taxes                       49       25         99       74
         Management fees                      37       18         74       53
         Salaries and administrative         112       54        214      166
                                          ------   ------     ------   ------
                                          $  401   $  189     $  760   $  541
                                          ======   ======     ======   ======

(1) Due to the Partnership's three-month reporting lag and the sale of the Summerwind Apartments on December 27, 1996, as discussed above, the Partnership reported operations of the consolidated venture from October 1, 1996 through the date of sale in the results for the three and nine months ended December 31, 1996. Accordingly, the property operating expenses summarized above for the three and nine months ended December 31, 1996 reflect almost an additional three months of operations.

4.  Unconsolidated Joint Venture Partnership

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

    Summarized operating results of the unconsolidated joint venture, for the periods indicated, are as follows:

                         Condensed Summary of Operations
         For the three and nine months ended September 30, 1996 and 1995
                                 (in thousands)

                                     Three Months Ended      Nine Months Ended
                                       September 30,           September 30,
                                     ------------------      ----------------
                                       1996      1995          1996     1995
                                       ----      ----          ----     ----

  Revenues:
   Rental revenues                  $  396    $   388       $1,130    $1,124
   Other income                         18         17           50        38
                                    ------    -------       ------    ------
                                       414        405        1,180     1,162
  Expenses:
   Interest expense                    158        224          473       657
   Property operating expenses         120        123          391       378
   Real estate taxes                    22         26           65        78
   Depreciation                        104         90          296       265
                                    ------    -------       ------    ------
                                       404        463        1,225     1,378
                                    ------    -------       ------    ------
  Net income (loss)                 $   10    $   (58)      $  (45)   $ (216)
                                    ======    =======       ======    ======

  Net income (loss):
   Partnership's share of net
     income (loss)                  $    7    $  (40)       $  (32)   $ (151)
   Co-venturer's share of net
     income (loss)                       3       (18)          (13)      (65)
                                    ------    ------        ------    ------

                                    $   10    $  (58)       $  (45)   $ (216)
                                    ======    ======        ======    ======

5.  Note Payable

     Note payable at December 31, 1996 and March 31, 1996 consists of the following (in thousands):

                                                   December 31       March 31
                                                   -----------       --------


     Mortgage   loan   payable   by  the
    consolidated  Tara Associates,  Ltd.
    which secured  Housing  Authority of
    Clayton    County     Collateralized
    Loan-to-Lender    Housing    Revenue
    Bonds.  The  non-recourse   mortgage
    loan was secured by a deed to secure
    debt   and  a   security   agreement
    covering  Tara  Associates,   Ltd.'s
    real and personal property. The loan
    bore  interest  at a  floating  rate
    which was reset  weekly based on the
    market    rate   for   tax    exempt
    securities with similar  maturities.
    The fair value of the mortgage  note
    payable  approximated  its  carrying
    value as of December  31,  1995.  As
    discussed  further  in  Note  3,  on
    December 27, 1996  Tara  Associates,
    Ltd. sold the Summerwind  Apartments
    to an  unrelated  third  party which
    assumed   the   outstanding    first
    mortgage loan.                                   $    -         $ 8,330

6. Contingencies

    As discussed in more detail in the Annual Report for the year ended March 31, 1996, the Partnership is involved in certain legal actions. At the present time, the Managing General Partner is unable to determine what impact, if any, the resolution of these matters may have on the Partnership's financial statements, taken as a whole.

                    PAINEWEBBER GROWTH PARTNERS THREE L.P.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------
       During the third quarter of fiscal 1997, the Partnership signed a letter of intent with an unrelated third party to sell the Summerwind Apartments for a net price of $550,000 in cash. The net purchase price reflects the assumption by the purchaser of the $8,330,000 first mortgage loan secured by the operating investment property. The Partnership received net proceeds of approximately $319,000 after deducting closing costs and other credits to the buyer. The Partnership's original investment in the Summerwind joint venture totalled approximately $2.4 million. Despite recovering less than 15% of the original investment, management believes it was the right time to sell this asset in light of the property's estimated market value, the limited potential for near-term appreciation and the uncertain prospects for extending or refinancing the venture's long-term debt, as discussed further below.

       As discussed further in the Annual Report, the Summerwind joint venture had been generating excess cash flow from operations as a result of the low level of the variable interest rate on the venture's first mortgage loan. Such excess cash flow was being used to pay Partnership operating expenses. The debt secured by the Summerwind property, which required interest-only payments on a monthly basis, was provided by tax-exempt revenue bonds issued by a local housing authority. The interest rate on such debt, which was tied to comparable tax-exempt bond obligations, was significantly lower than rates on conventional mortgage financing. In fact, the venture's cash flow would likely not have been sufficient to support conventional financing, including monthly principal amortization, at current market interest rates. The mortgage loan secured by the Summerwind Apartments was subject to various prepayment provisions including a mandatory redemption on March 16, 1997, the first scheduled remarketing date, as defined, which coincided with the expiration of the letter of credit agreement which secured the underlying bonds. Unless the letter of credit was replaced or extended, the venture's mortgage loan would have been immediately due and payable upon this scheduled expiration date. Management's estimate of the fair market value of the Summerwind Apartments put the value of the property at or slightly above the amount of the outstanding first mortgage loan as of December 1996. Accordingly, it was unlikely that the property would have satisfied a letter of credit issuer's loan-to-value ratio requirements for issuing a new letter of credit. Consequently, the property would have been subject to foreclosure proceedings during fiscal 1997 if the Partnership had not completed the sale transaction. The price that the buyer was willing to pay for the Summerwind property was based mainly upon the ability to earn management fees and to receive current net cash flow after completing a modification and extension agreement with the mortgage lender. The modification and extension agreement required that the buyer deposit significant additional collateral with the mortgage lender.

       As a result of the sale of the Summerwind Apartments, the Partnership has one remaining joint venture investment, the Woodchase Apartments. Management of the Partnership will now focus on achieving a near-term sale of the property and possibly completing a liquidation of the Partnership by the end of calendar 1997. There are no assurances, however, that the disposition of the Partnership's remaining asset will be accomplished within this time frame.

       On September 13, 1995, the Partnership, along with its co-venture partner, refinanced the mortgage debt secured by the Woodchase Apartments with a new lender. The new non-recourse mortgage loan was in the initial principal amount of $8,200,000 and bears interest at a rate of 7.5% per annum. The new loan requires monthly principal and interest payments of approximately $57,000 and matures on October 1, 2002. In refinancing the Woodchase debt obligation, management obtained assumable financing which reduced the venture's debt service costs and enhances the marketability of the property for a possible sale. Market conditions for multi-family properties in the St. Louis sub-market in which Woodchase is located are stable at the present time with a limited amount of new construction activity in progress. Management expects to begin exploring potential sale opportunities in the fourth quarter.

       Upon the sale or disposition of the Partnership's investments, the taxable gain or loss incurred will be allocated among the partners. In the case where a taxable gain would be incurred, gain would first be allocated to the General Partners in an amount at least sufficient to eliminate their deficit capital balance, if any. The majority of the remaining gain would then be allocated to the Limited Partners. In certain cases, the Limited Partners could be allocated taxable income in excess of any liquidation proceeds that they may receive. Income from the sale or disposition of the Partnership's investments will represent passive income to the partners which can be offset by each partner's existing passive losses, including any carryovers from prior years.

     At December 31, 1996, the Partnership had available cash and cash equivalents of approximately $1,162,000. Such cash and cash equivalents will be used for the working capital needs of the Partnership through its expected liquidation. The source of future liquidity and distributions to the partners is expected to be through the proceeds received from the sale or refinancing of the Partnership's remaining investment property. Subsequent to the eventual sale of the Woodchase investment, the net sale proceeds, along with any remaining Partnership reserves after the payment of all liquidation-related expenses, will be distributed to the Limited Partners.

Results of Operations
Three Months Ended December 31, 1996
------------------------------------

      The Partnership reported net income of $3,445,000 for the three-month period ended December 31, 1996 as compared to a net loss of $152,000 for the same period in the prior year. The Partnership's net income for the current three-month period is a result of the gain recognized from the sale of the Summerwind Apartments in December 1996, as discussed above. The gain amounted to $3,231,000, which represents the difference between the gross purchase price of $8,880,000 net of selling costs, and the carrying value of the operating investment property, net of accumulated depreciation. The sale of the operating investment property owned by the consolidated Summerwind joint venture was also responsible for significant increases in both total revenues and total expenses, of $404,000 and $480,000, respectively. Operations of the Summerwind joint venture are normally reported on a three-month lag. However, due to the sale of the venture's property on December 27, 1996, the recognition of operations was accelerated through the date of the sale in the current period. In addition, a $32,000 decrease in management fees also contributed to the favorable change in net operating results for the current three-month period. Management fees decreased as a result of the Partnership having reached a limitation during the first quarter of fiscal 1997 on the cumulative amount of allowable management fees payable to the Adviser pursuant to the Partnership's advisory contract.

      The Partnership's share of unconsolidated venture's income, which represents the operating results of the Woodchase joint venture, amounted to $7,000 for the three-month period ended December 31, 1996 as compared to a net loss of $40,000 for the same period in the prior year. The $47,000 favorable change in the Partnership's share of the Woodchase joint venture's operations is mainly due to a $67,000 decrease in the venture's interest expense. Interest expense decreased due to the September 1995 refinancing of the venture's prior mortgage debt, as discussed further above, which resulted in a lower interest rate and lower debt service costs.

Nine Months Ended December 31, 1996
-----------------------------------

      The Partnership reported net income of $3,321,000 for the nine-month period ended December 31, 1996 as compared to a net loss of $465,000 for the same period in the prior year. The Partnership's net income for the current nine-month period is a result of the gain recognized from the sale of the Summerwind Apartments in December 1996, as discussed further above. The sale of the operating investment property owned by the consolidated Summerwind joint venture was also responsible for significant increases in both total revenues and total expenses, of $437,000 and $396,000, respectively. As discussed further above, due to the Partnership's policy of accounting for significant lag-period transactions in the period in which they occur, the recognition of the consolidated venture's operations was accelerated through the date of the sale in the current period. Decreases in management fees of $74,000 and general and administrative expenses of $38,000 also contributed to the favorable change in net operating results for the current nine-month period. Management fees decreased as a result of the Partnership having reached a limitation during the first quarter of fiscal 1997 on the cumulative amount of allowable management fees payable to the Adviser pursuant to the Partnership's advisory contract. General and administrative expenses decreased mainly due to a decrease in certain required professional fees when compared to the same period in the prior year.

      The Partnership's share of unconsolidated venture's loss, which represents the operating results of the Woodchase joint venture, decreased by $119,000 for the nine-month period ended December 31, 1996. This favorable change in the Partnership's share of the Woodchase joint venture's operations is mainly due to a $184,000 decrease in the venture's interest expense. Interest expense decreased due to the September 1995 refinancing of the venture's prior mortgage debt, as discussed further above, which resulted in a lower interest rate and lower debt service costs.

                                   PART II
                              Other Information

Item 1. Legal Proceedings

     As discussed in prior quarterly and annual reports, in November 1994 a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of 70 limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Third PW Growth Properties, Inc. and Properties Associates 1985, L.P. ("PA1985"), which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which has been preliminarily approved by the court and provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and a ruling by the court as a result of this final hearing is currently pending.

     With regard to the Abbate action described in the Annual Report on Form 10-K for the year ended March 31, 1996, in September 1996 the court dismissed many of the plaintiffs' claims as barred by applicable securities arbitration regulations. Mediation with respect to the Abbate action was held in December 1996. As a result of such mediation, a tentative settlement between PaineWebber and the plaintiffs was reached which would provide for complete resolution of the action. PaineWebber anticipates that releases and dismissals with regard to this action will be received by February 1997.

     Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with the litigation discussed above. However, PaineWebber has agreed not to seek indemnification for any amounts it is required to pay in connection with the settlement of the New York Limited Partnership Actions. At the present time, the General Partners cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements of the Partnership.

Item 2. through 5.  NONE

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits: NONE

(b)  Reports on Form 8-K:

     A Current Report on Form 8-K was filed by the registrant on January 21, 1997 reporting the sale of Summerwind Apartments on December 27, 1996.

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


                    PAINEWEBBER GROWTH PARTNERS THREE L.P.


                    By:  THIRD PW GROWTH PROPERTIES, INC.
                           Managing General Partner




                           By: /s/ Walter V. Arnold
                              ---------------------
                              Walter V. Arnold
                              Senior Vice President and
                              Chief Financial Officer

Date: February 13, 1997