Form 10-K405
period 1997-03-31
PAINEWEBBER GROWTH PARTNERS THREE L P
filed 1997-07-02
CIK 769847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549
                                        FORM 10-K

    X           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
  -----
                             SECURITIES EXCHANGE ACT OF 1934

                          FOR FISCAL YEAR ENDED: MARCH 31, 1997

                                            OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                           For the transition period from to .

                             Commission File Number: 0-15035

                         PAINE WEBBER GROWTH PARTNERS THREE L.P.
        Delaware                                               04-2882258
(State of organization)                                       (I.R.S. Employer
                                                           Identification  No.)

  265 Franklin Street, Boston, Massachusetts                        02110
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No ___
    ----

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.
                           DOCUMENTS INCORPORATED BY REFERENCE
Documents                                                   Form 10-K Reference
---------                                                   -------------------
Prospectus of registrant dated                                    Part IV
September 3, 1985, as supplemented

Current Report on Form 8-K of registrant                          Part IV
dated January 21, 1997

                   PAINEWEBBER GROWTH PARTNERS THREE L. P.
                                1997 FORM 10-K

                              TABLE OF CONTENTS

Part   I                                                                 Page

Item  1      Business                                                     I-1

Item  2      Properties                                                   I-3

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

Item  11     Executive Compensation                                     III-2

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
                Reports on Form 8-K                                      IV-1

Signatures                                                               IV-2

Index to Exhibits                                                        IV-3

Financial Statements and Supplementary Data                       F-1 to F-25

      This Form 10-K contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Partnership's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in Item 7 in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page II-5 of this Form 10-K.

                                    PART I
Item 1.  Business

     PaineWebber Growth Partners Three L.P. (the "Partnership") is a limited partnership formed in May 1985 under the Uniform Limited Partnership Act of the State of Delaware for the purpose of investing, either directly or through joint venture partnerships, in a portfolio of rental apartments or commercial properties which had potential for capital appreciation. The Partnership originally had interests in three properties: two apartment complexes and a hotel. As discussed further below, the Partnership's hotel property was foreclosed on by the mortgage lender on April 21, 1992 and one of the Partnership's apartment complexes was sold to an unrelated third party on December 27, 1996. The Partnership authorized the issuance of a maximum of 60,000 Partnership Units, at $1,000 per Unit, of which 25,657 were subscribed and issued between September 3, 1985 and July 31, 1986. Limited Partners will not be required to make any additional contributions.

     As of March 31, 1997, the Partnership owned, through a joint venture partnership, an interest in the operating property referred to below:

Name of Joint Venture                          Date of
Name and Type of Property                      Acquisition  Type of
Location                     Size              of Interest  Ownership (1)
--------                     ----              -----------  -------------

St. Louis Woodchase         186 units           12/31/85   Fee ownership of
  Associates                                               land and improvements
Woodchase Apartments                                       (through joint
St. Louis, Missouri                                         venture)

(1) See Notes to the Financial Statements filed in Item 14(a)(1) of this Annual Report for a description of the mortgage indebtedness secured by the Partnership's operating property investment and for a description of the agreement through which the Partnership has acquired this real estate investment.

    The Partnership previously had investment interests in the LaJolla Marriott Hotel, a 360-room hotel located in LaJolla, California and Tara Associates, Ltd., a joint venture which owned the Summerwind Apartments, a 208-unit apartment complex located in Jonesboro, Georgia. On April 21, 1992, the holder of the mortgage debt secured by the LaJolla Marriott Hotel, which represented approximately 74% of the Partnership's original investment portfolio, foreclosed on the operating property due to the Partnership's inability to meet the required debt service payments under the modified terms of the loan agreement. The efforts by the Managing General Partner to recapitalize, sell or refinance the property were unsuccessful. As a result, the Partnership no longer has any ownership interest in this property. On December 27, 1996, Tara Associates, Ltd. sold the Summerwind Apartments, which represented approximately 13% of the Partnership's original investment portfolio, to an unrelated third party for a net price of $550,000 plus the assumption of the outstanding principal balance of the first mortgage debt secured by the property of $8,330,000. The Partnership received net proceeds of approximately $319,000 after deducting closing costs and other credits to the buyer. On June 13, 1997, the Partnership made a special distribution in the amount of approximately $308,000, or $12 per original $1,000 Unit, from the proceeds of this transaction. See Note 4 to the financial statements of the Partnership accompanying this Annual Report for a further discussion of this transaction.

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

    As a result of the foreclosure of the LaJolla Marriott Hotel and the sale of the Summerwind Apartments referred to above for an amount substantially below the Partnership's original investment, the Partnership will be unable to achieve most of its original objectives. The Partnership has generated tax losses from operations since inception. However, the benefits of such losses to investors have been significantly reduced by changes in federal income tax law subsequent to the organization of the Partnership. Furthermore, the Partnership's investment properties have not produced sufficient cash flow from operations to provide the limited partners with cash distributions to date. As noted above, the LaJolla Marriott Hotel and the Summerwind Apartments represented approximately 74% and 13%, respectively, of the Partnership's original invested capital. In addition to the $12 per original $1,000 investment returned to the Limited Partners from the Summerwind sale transaction, the portion of the Limited Partners' original capital investment which will be returned will depend upon the ultimate selling price obtained for the Woodchase property at the time of its final disposition, which cannot presently be determined. As discussed further in Item 7, the Partnership is currently examining the potential for a near-term sale of this remaining property and a liquidation of the Partnership by the end of calendar 1997. However, no assurances can be given that both a sale of the property and a liquidation of the Partnership will be completed within this time frame.

    The Partnership's remaining joint venture apartment property investment is located in a real estate market in which it faces significant competition for the revenues it generates. The apartment complex competes with numerous projects of similar type, generally on the basis of price and amenities. Apartment properties in all markets also compete with the single family home market for prospective tenants. The continued availability of low interest rates on home mortgage loans has increased the level of this competition over the past several years. However, the impact of the competition from the single-family home market has generally been offset by the lack of significant new construction activity in the multi-family apartment market over most of this period. In the past 12 months, development activity for multi-family properties in many markets has escalated significantly. However, the suburban St. Louis market in which Woodchase is located has not experienced a significant increase in development activity to date.

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

Item 2.  Properties

    As of March 31, 1997, the Partnership owns, through a joint venture partnership, an interest in the property referred to under Item 1 above to which reference is made for the name, location, and description of the property.

    Occupancy figures for each fiscal quarter during fiscal 1997, along with an average for the year, are presented below for each property owned during fiscal 1997.

                                     Percent Occupied At
                              ------------------------------------------------
                                                                       Fiscal
                                                                       1997
                              6/30/96     9/30/96   12/31/96   3/31/97 Average
                              -------     -------   --------   ------- --------

Summerwind Apartments (1)     98%          95%       N/A       N/A      N/A

Woodchase Apartments          93%          96%       92%       93%      94%

(1) The property was sold on December 27, 1996.

Item 3.  Legal Proceedings

     In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments and REIT Stocks, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Third PW Growth Properties, Inc. and Properties Associates 1985, L.P. ("PA1985"), which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

     The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of interests in PaineWebber Growth Partners Three L.P., PaineWebber, Third PW Growth Properties, Inc. and PA1985 (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purported to be suing on behalf of all persons who invested in PaineWebber Growth Partners Three L.P., also alleged that following the sale of the partnership interests, PaineWebber, Third PW Growth Properties, Inc. and PA1985 misrepresented financial information about the Partnership's value and performance. The amended complaint alleged that PaineWebber, Third PW Growth Properties, Inc. and PA1985 violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and PWPI, and the allocation of the $125 million settlement fund among investors in the various partnerships and REITs at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships and REITs. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and in March 1997 the court announced its final approval of the settlement. The release of the $125 million of settlement proceeds has not occurred to date pending the resolution of an appeal of the settlement by two of the plaintiff class members. As part of the settlement agreement, PaineWebber has agreed not to seek indemnification from the related partnerships and real estate investment trusts at issue in the litigation (including the Partnership) for any amounts that it is required to pay under the settlement. As a result of this settlement, PaineWebber also agreed to waive any amounts that is was due under the terms of the advisory contract with the Partnership.

     In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleged, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint sought compensatory damages of $15 million plus punitive damages against PaineWebber. In September 1996, the court dismissed many of the plaintiffs' claims as barred by applicable securities arbitration regulations. Mediation with respect to the Abbate action was held in December 1996. As a result of such mediation, a settlement between PaineWebber and the plaintiffs was reached which provided for the complete resolution of this action. Final releases and dismissals with regard to this action were received subsequent to March 31, 1997.

     Based on the settlement agreements discussed above covering all of the outstanding unitholder litigation, and notwithstanding the appeal of the class action settlement referred to above, management does not expect that the resolution of these matters will have a material impact on the Partnership's financial statements, taken as a whole.

     The Partnership is not subject to any other material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

    None.

                                   PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

    At March 31, 1997 there were 2,147 record holders of Units in the Partnership. There is no public market for the resale of Units, and it is not anticipated that a public market for the resale of Units will develop. The Managing General Partner will not redeem or repurchase Units.

Item 6.  Selected Financial Data

                          PaineWebber Growth Partners Three L.P.
               For the years ended March 31, 1997, 1996, 1995, 1994 and 1993
                         (in thousands, except for per Unit data)

                                1997(1)    1996     1995     1994       1993(2)
                                -------    ----     ----     -----      -------

Revenues                         $2,783   $1,460   $1,394   $1,341     $  2,521

Operating loss                   $ (234)  $ (429)  $ (376)  $ (439)    $ (3,654)

Partnership's share of
  unconsolidated
  venture's loss                 $ (47)   $ (181)  $ (236)  $ (233)    $   (245)

Gain on sale of operating
  investment property            $3,152        -        -        -           -

Income (loss) before
  extraordinary gains            $3,246   $ (610)  $ (612)  $ (672)    $ (3,899)

Extraordinary gains              $1,265        -        -        -     $ 11,532

Net income (loss)                $4,511   $ (610)  $ (612)  $ (672)    $  7,633

Total assets                     $1,198   $7,024   $7,402   $7,815     $  8,345

Note payable                          -   $8,330   $8,330   $8,330     $  8,330

Per Limited Partnership Unit:

   Income (loss) before
    extraordinary gain          $120.17  $(22.61) $(22.64) $(24.87)   $(129.37)

   Extraordinary gain           $ 46.84       -        -      -       $  367.93

   Net income (loss)            $167.01  $(22.61) $(22.64) $ (24.87)  $  238.56

(1) On December 27, 1996, the Summerwind Apartments was sold to an unrelated third party for a net price of $550,000 plus the assumption of the outstanding principal balance of the bonds secured by the property of $8,330,000. As a result, the Partnership's fiscal 1997 net income includes a gain on the sale of $3.2 million. The fiscal 1997 operating results also include an extraordinary gain of $1,265,000 which resulted from the waiver of deferred management fees owed to the Adviser. See Item 7 and the notes to the Partnership's financial statements which accompany this Annual Report for a further discussion of these matters.

(2) On April 21, 1992, the mortgage lender took title to the LaJolla Marriott Hotel through foreclosure proceedings. As a result, the Partnership's fiscal 1993 net operating results reflect an extraordinary gain from the settlement of the debt obligation of $11.5 million and a loss on transfer of assets at foreclosure of $2.9 million (included in operating loss).

    The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

    The above per Limited Partnership Unit information is based upon the 25,657 Limited Partnership Units outstanding during each year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
--------------------------------------------------

    The following discussion of financial condition includes forward-looking statements which reflect management's current views with respect to future events and financial performance of the Partnership. These forward-looking statements are subject to certain risks and uncertainties, including those identified below under the heading "Certain Factors Affecting Future Operating Results," which could cause actual results to differ materially from historical results or those anticipated. The words "believe", "expect", "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which were made based on facts and conditions as they existed as of the date of this report. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources
-------------------------------

    The Partnership offered limited partnership interests to the public from September 3, 1985 to July 31, 1986 pursuant to a Registration Statement filed under the Securities Act of 1933. Gross proceeds of $25,657,000 were received by the Partnership and, after deducting selling expenses and offering costs, approximately $17,085,000 was originally invested directly or through joint venture interests in three operating investment properties. As previously reported, the Partnership's investment in the LaJolla Marriott Hotel, which represented 74% of the original investment portfolio, was lost through foreclosure proceedings in April 1992 after a protracted period of negotiations failed to produce a mutually acceptable restructuring, refinancing, or sale agreement. As discussed further below, on December 27, 1996 the Summerwind Apartments, which represented 13% of the original investment portfolio, was sold to an unrelated third party for an amount substantially below the Partnership's original investment.

      During the third quarter of fiscal 1997, the Partnership signed a letter of intent with an unrelated third party to sell the Summerwind Apartments for a net price of $550,000 in cash. The net purchase price reflected the assumption by the purchaser of the $8,330,000 first mortgage loan secured by the operating investment property. The Partnership received net proceeds of approximately $319,000 after deducting closing costs and other credits to the buyer. The Partnership made a special distribution to the Limited Partners on June 13, 1997 in the amount of approximately $308,000, or $12 per original $1,000 investment, from the proceeds of this transaction. The Partnership's original investment in the Summerwind joint venture, which represented 13% of the original portfolio investment, totalled approximately $2.4 million. Despite recovering less than 15% of the original investment, management believes it was the right time to sell this asset in light of the property's estimated market value, the limited potential for near-term appreciation and the lack of options for extending or refinancing the venture's long-term debt.

      The Summerwind joint venture had been generating excess cash flow from operations as a result of the low level of the variable interest rate on the venture's first mortgage loan. Such excess cash flow was being used to pay Partnership operating expenses. The debt secured by the Summerwind property, which required interest-only payments on a monthly basis, consisted of tax-exempt revenue bonds issued by a local housing authority. The interest rate on such debt, which was tied to comparable tax-exempt bond obligations, was significantly lower than rates on conventional mortgage financing. In fact, the venture's cash flow would likely not have been sufficient to support conventional financing, including monthly principal amortization, at current market interest rates. The mortgage loan secured by the Summerwind Apartments was subject to various prepayment provisions including a mandatory redemption on March 16, 1997, the first scheduled remarketing date, as defined, which coincided with the expiration of the letter of credit agreement which secured the underlying bonds. Unless the letter of credit was replaced or extended, the venture's mortgage loan would have been immediately due and payable upon this scheduled expiration date. Management's estimate of the fair market value of the Summerwind Apartments put the value of the property at or slightly above the amount of the outstanding first mortgage loan as of December 1996. Accordingly, it was unlikely that the property would have satisfied a letter of credit issuer's loan-to-value ratio requirements for issuing a new letter of credit. Consequently, the property would likely have been subject to foreclosure proceedings during fiscal 1997 if the Partnership had not completed the sale transaction. The price that the buyer was willing to pay for the Summerwind property was based mainly upon the ability to receive current net cash flow after completing a modification and extension agreement with the mortgage lender. The modification and extension agreement required that the buyer deposit significant additional collateral with the mortgage lender.

     As a result of the sale of the Summerwind Apartments, the Partnership has one remaining joint venture investment, the Woodchase Apartments. Management of the Partnership will now focus on achieving a near-term sale of the property and possibly completing a liquidation of the Partnership by the end of calendar 1997. There are no assurances, however, that both the disposition of the remaining investment and the liquidation of the Partnership will be accomplished within this time frame. On September 13, 1995, the Partnership, along with its co-venture partner, refinanced the mortgage debt secured by the Woodchase
Apartments with a new lender. The new non-recourse mortgage loan was in the initial principal amount of $8,200,000 and bears interest at a rate of 7.5% per annum. The new loan requires monthly principal and interest payments of approximately $57,000 and matures on October 1, 2002. In refinancing the Woodchase debt obligation, management obtained assumable financing which reduced the venture's debt service costs and enhances the marketability of the property for a possible sale. Market conditions for multi-family properties in the St. Louis sub-market in which Woodchase is located are stable at the present time with a limited amount of new construction activity in progress. The occupancy level at the Woodchase Apartments averaged 94% in fiscal 1997, rental rates at the property are being increased gradually and no rental concessions are currently being offered to prospective tenants. A program of significant property repairs and improvements was initiated at Woodchase during calendar 1994 in anticipation of the venture's refinancing efforts and has continued subsequent to the refinancing in anticipation of a potential sale of the property. This program, combined with the continued improvements in the apartment segment of the real estate market, has enhanced the market value of the Woodchase property over the past several years. As a result, the Partnership is expected to recover its original net investment in the Woodchase property, of $2.3 million, from a near term sale transaction. The Partnership is currently involved in discussions with the co-venture partner in the Woodchase joint venture regarding plans to attempt to market and sell the property during the second half of calendar 1997. Under the terms of the joint venture agreement, both the Partnership and the co-venturer have certain first refusal rights with respect to a sale of the property. Additional planned improvements at the Woodchase property in calendar 1997 include the necessary replacement of roofs on three buildings and the repair of deteriorating wood on a number of apartment balconies.

     At March 31, 1997, the Partnership had available cash and cash equivalents of approximately $1,112,000. Such cash and cash equivalents include the net proceeds of approximately $308,000 from the sale of Summerwind that were distributed to the Limited Partners in June 1997, as discussed above. The remainder of the cash and cash equivalents will be used for the working capital needs of the Partnership through its expected liquidation. The source of future liquidity and distributions to the partners is expected to be through the proceeds received from the sale or refinancing of the Partnership's remaining investment property. Subsequent to the eventual sale of the Woodchase investment, the net sale proceeds, along with the remaining Partnership reserves after the payment of all liquidation-related expenses, will be distributed to the Limited Partners.

Results of Operations
1997 Compared to 1996
---------------------

      The Partnership reported net income of $4,511,000 for fiscal 1997 as compared to a net loss of $610,000 for the prior year. The Partnership's net income for fiscal 1997 is a result of the $3,152,000 gain recognized on the sale of the Summerwind Apartments in December 1996, as discussed further above, and an extraordinary gain of $1,265,000 resulting from the waiver of deferred management fees payable to the Adviser pursuant to the settlement of the class action claim discussed further in Note 7 to the accompanying financial statements. The gain on the sale of the Summerwind Apartments represents the difference between the gross purchase price of $8,880,000 net of selling costs, and the carrying value of the operating investment property, net of accumulated depreciation, as of the date of the sale on December 27, 1996. As discussed in the notes to the accompanying financial statements, the Partnership's policy was to report the operations of the Summerwind joint venture on a three-month lag. Accordingly, despite completing the sale in the third quarter of fiscal 1997, the operating results reflected in the accompanying consolidated financial statements for fiscal 1997 include, effectively, a full twelve months of revenues and expenses of the Summerwind joint venture. The waiver of deferred management fees was part of the class action settlement agreement finalized in the fourth quarter of fiscal 1997. The Partnership's management fees had been expensed and deferred since September 1986 due to a lack of cash flow from the Partnership's real estate investments. Decreases in management fee expense of $106,000 and property operating expenses of $47,000 also contributed to the favorable change in net operating results for the current fiscal year. Management fees declined as a result of the Partnership having reached a limitation during the first quarter of fiscal 1997 on the cumulative amount of allowable management fees payable to the Adviser pursuant to the Partnership's advisory contract. Property operating expenses at the consolidated Summerwind Apartments for fiscal 1997, through the date of sale, decreased when compared to the prior year mainly due to a $55,000 reduction in repairs and maintenance expenses. A $31,000 increase in rental income from the consolidated Summerwind property and a $27,000 increase in interest and other income also contributed to the favorable change in the Partnership's net operating results in fiscal 1997. Rental income increased due to an increase in average rental rates at the Summerwind Apartments. Interest and other income increased partly due to the temporary investment of the net proceeds from the sale of the Summerwind Apartments. The co-venture partner in the consolidated Summerwind joint venture was allocated losses of $375,000 upon the liquidation of the venture to eliminate their remaining net equity position. This allocation of loss to the co-venturer favorably impacted the Partnership's net income in the current year.

      The Partnership's share of unconsolidated venture's loss, which represents the operating results of the Woodchase joint venture, decreased by $134,000 for fiscal 1997, when compared to the prior year. This favorable change in the Partnership's share of the Woodchase joint venture's operations is mainly due to a $237,000 decrease in the venture's mortgage interest expense. Interest expense decreased due to the September 1995 refinancing of the venture's prior mortgage debt, as discussed further above, which resulted in a lower interest rate and lower debt service costs. Increases in depreciation expense and salaries and related costs of $41,000 and $30,000, respectively, partially offset the decrease in the venture's mortgage interest expense. Depreciation expense increased due to the addition of $266,000 of capital assets to the venture's operating investment property during the year as a result of an ongoing property improvement program. Salaries and related costs increased mainly due to the addition of a full-time maintenance position at the property.

1996 Compared to 1995
---------------------

      The Partnership's net loss decreased by $2,000 in fiscal 1996 when compared to the prior year. This decrease in the Partnership's net loss was the result of a decrease of $55,000 in the Partnership's share of unconsolidated venture's loss, which represented the allocable net loss from the Woodchase joint venture, offset by an increase in the Partnership's operating loss of $53,000.

      The decrease in the Partnership's share of unconsolidated venture's loss was mainly a result of an increase in rental income at Woodchase for fiscal 1996. The increase in rental income, of $75,000, was primarily attributable to rental rate increases implemented as a result of the fairly strong market conditions existing in the suburban St. Louis market and the capital improvement program implemented at the property over 1996 and 1995. The average occupancy level at Woodchase increased from 93% for calendar 1994 to 94% for calendar 1995, which also contributed to the 5% increase in rental income. Slight increases in the venture's property operating expenses and depreciation charges partially offset the increase in rental income for 1996.

      The Partnership's operating loss increased primarily due to an increase in interest expense of $89,000. Interest expense increased as a result of an increase in the average interest rate paid during the year on the variable rate mortgage loan secured by the consolidated Summerwind Apartments. The increase in interest expense was partially offset by an increase in rental income at Summerwind of $65,000. Rental income increased as a result of an increase in rental rates from the prior year, along with an increase in the average occupancy level from 95% for calendar 1994 to 97% for calendar 1995. Small increases in repairs and maintenance expenses at Summerwind and Partnership general administrative expenses also contributed to the increase in the
Partnership's operating loss for fiscal 1996. Partnership general and administrative expenses increased by $15,000 for fiscal 1996 mainly due to an increase in certain required professional services.

1995 Compared to 1994
---------------------

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

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS
--------------------------------------------------

    The following factors could cause actual results to differ materially from historical results or those anticipated:

    Real Estate Investment Risks. Real property investments are subject to varying degrees of risk. Revenues and property values may be adversely affected by the general economic climate, the local economic climate and local real estate conditions, including (i) the perceptions of prospective tenants of the attractiveness of the property; (ii) the ability to retain qualified individuals to provide adequate management and maintenance of the property; (iii) the inability to collect rent due to bankruptcy or insolvency of tenants or otherwise; and (iv) increased operating costs. Real estate values may also be adversely affected by such factors as applicable laws, including tax laws, interest rate levels and the availability of financing.

    Effect of Uninsured Loss. The Partnership carries comprehensive liability, fire, flood, extended coverage and rental loss insurance with respect to its properties with insured limits and policy specifications that management believes are customary for similar properties. There are, however, certain types of losses (generally of a catastrophic nature such as wars, floods or earthquakes) which may be either uninsurable, or, in management's judgment, not economically insurable. Should an uninsured loss occur, the Partnership could lose both its invested capital in and anticipated profits from the affected property.

    Possible Environmental Liabilities. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may become liable for the costs of the investigation, removal and remediation of hazardous or toxic substances on, under, in or migrating from such property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances.

    The Partnership is not aware of any notification by any private party or governmental authority of any non-compliance, liability or other claim in connection with environmental conditions at any of its properties that it believes will involve any expenditure which would be material to the Partnership, nor is the Partnership aware of any environmental condition with respect to any of its properties that it believes will involve any such material expenditure. However, there can be no assurance that any non-compliance, liability, claim or expenditure will not arise in the future.

    Competition. The financial performance of the Partnership's remaining real estate investment will be significantly impacted by the competition from comparable properties in its local market area. The occupancy levels and rental rates achievable at the property are largely a function of supply and demand in the market. To date there has not been a significant increase in new development activity in Woodchase's submarket. However, in many other markets across the country development of new multi-family properties has surged in the past 12 months. Existing properties in such markets have generally experienced increased vacancy levels, declines in effective rental rates and, in some cases, declines in estimated market values as a result of the increased competition. There are no assurances that such an increase in development activity will not affect the Woodchase property in the near term.

    Impact of Joint Venture Structure. The ownership of the remaining investment through a joint venture partnership could adversely impact the timing of the Partnership's planned liquidation and the amount of proceeds received from the disposition of the final investment. It is possible that the Partnership's co-venture partner could have economic or business interests which are inconsistent with those of the Partnership. Given the rights which both parties have under the terms of the joint venture agreement, any conflict between the partners could result in delays in completing a sale of the property and could lead to an impairment in the marketability of the property to third parties for purposes of achieving the highest possible sale price.

    Availability of a Pool of Qualified Buyers. The availability of a pool of qualified and interested buyers for the Partnership's remaining asset is critical to the Partnership's ability to realize the current estimated fair market value of the Woodchase investment property and to complete the liquidation of the Partnership on a timely basis. Demand by buyers of multi-family apartment properties is affected by many factors, including the size, quality, age, condition and location of the subject property, potential environmental liability concerns, the existing debt structure, the liquidity in the debt and equity markets for asset acquisitions, the general level of market interest rates and the general and local economic climates.

INFLATION
---------

    The Partnership commenced operations in 1985 and completed its eleventh full year of operations in the current fiscal year. The effects of inflation and changes in prices on the Partnership's operating results to date have not been significant.

    Inflation in future periods may increase revenues as well as operating expenses at the Partnership's operating investment properties. Tenants at the Partnership's apartment property have short-term leases, generally of one year or less in duration. Rental rates at this property can be adjusted to keep pace with inflation, to the extent market conditions allow, as the leases are renewed or turned over. Such increases in rental income would be expected to at least partially offset the corresponding increases in Partnership and property operating expenses resulting from inflation.

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

    (a) and (b) The names and ages of the directors and principal executive officers of the Managing General Partner of the Partnership are as follows:

                                                                   Date elected
  Name                        Office                     Age       to Office
  ----                        ------                     ---       ---------

Bruce J. Rubin          President and Director            37          8/22/96
Terrence E. Fancher     Director                          43          10/10/96
Walter V. Arnold        Senior Vice President and
                          Chief Financial Officer         49          10/29/85
David F. Brooks         First Vice President and
                          Assistant Treasurer             54          5/22/85 *
Timothy J. Medlock      Vice President and Treasurer      36          6/1/88
Thomas W. Boland        Vice President                    34          12/1/91

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

      Bruce J. Rubin is President and Director of the Managing General Partner. Mr. Rubin was named President and Chief Executive Officer of PWPI in August 1996. Mr. Rubin joined PaineWebber Real Estate Investment Banking in November 1995 as a Senior Vice President. Prior to joining PaineWebber, Mr. Rubin was employed by Kidder, Peabody and served as President for KP Realty Advisers, Inc. Prior to his association with Kidder, Mr. Rubin was a Senior Vice President and Director of Direct Investments at Smith Barney Shearson. Prior thereto, Mr. Rubin was a First Vice President and a real estate workout specialist at Shearson Lehman Brothers. Prior to joining Shearson Lehman Brothers in 1989, Mr. Rubin practiced law in the Real Estate Group at Willkie Farr & Gallagher. Mr. Rubin is a graduate of Stanford University and Stanford Law School.

      Terrence E. Fancher was appointed a Director of the Managing General Partner in October 1996. Mr. Fancher is the Managing Director in charge of PaineWebber's Real Estate Investment Banking Group. He joined PaineWebber as a result of the firm's acquisition of Kidder, Peabody. Mr. Fancher is responsible for the origination and execution of all of PaineWebber's REIT transactions, advisory assignments for real estate clients and certain of the firm's real estate debt and principal activities. He joined Kidder, Peabody in 1985 and, beginning in 1989, was one of the senior executives responsible for building Kidder, Peabody's real estate department. Mr. Fancher previously worked for a major law firm in New York City. He has a J.D. from Harvard Law School, an M.B.A. from Harvard Graduate School of Business Administration and an A.B. from Harvard College.

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

    Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended March 31, 1997, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

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

    Under the advisory contract, PWPI has specific management responsibilities: to administer the day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the Managing General Partner. PWPI was entitled to earn an annual management fee of up to 1/2 of 1% of the gross offering proceeds, subject to a cumulative limitation which was reached during fiscal 1997. PWPI earned management fees of $22,000 for the year ended March 31, 1997. PWPI had deferred payment of its management fee beginning in September of 1986 pending the generation of cash flow from the Partnership's investment properties. Through September of 1986, PWPI received cash payments for management fees totalling approximately $16,000. As part of the settlement agreement finalized in the fourth quarter of fiscal 1997 regarding the class action lawsuit discussed further in Item 3, PWPI agreed to waive any amounts due to it under the advisory contract with the Partnership. Consequently, $1,265,000 of deferred management fees were written off and recognized as an extraordinary gain by the Partnership in fiscal 1997.

    An affiliate of the Managing General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended March 31, 1997 is $42,000, representing reimbursements to this affiliate of the Managing General Partner for providing such services to the Partnership.

    The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $2,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1997. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of the Adviser.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)    The following documents are filed as part of this report:

            (1)and (2)  Financial Statements and Schedules: The response to this  portion of Item 14 is  submitted  as a separate
                        section  of  this   Report.   See  Index  to   Financial
                        Statements and Financial Statement Schedules at page F-1.

            (3)         Exhibits:

                        The  exhibits  listed  on  the  accompanying   index  to
                        exhibits at page IV-3 are filed as part of this Report.

      (b) A Current Report on Form 8-K dated January 21, 1997 was filed to report the sale of the Summerwind Apartments on December 27, 1996.

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


                                    PAINEWEBBER GROWTH PARTNERS THREE L. P.


                                    By:  Third PW Growth Properties, Inc.
                                            Managing General Partner


                                    By: /s/ Bruce J. Rubin
                                        ------------------
                                       Bruce J. Rubin
                                       President and
                                       Chief Executive Officer


                                    By: /s/ Walter V. Arnold
                                        --------------------
                                       Walter V. Arnold
                                       Senior Vice President and
                                       Chief Financial Officer


                                    By: /s/ Thomas W. Boland
                                        --------------------
                                       Thomas W. Boland
                                       Vice President


Dated:  June 27, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.



By:/s/ Bruce J. Rubin                        Date: June 27, 1997
   ------------------                              -------------
   Bruce J. Rubin
   Director




By:/s/ Terrence E. Fancher                   Date: June 27, 1997
   -----------------------                         -------------
   Terrence E. Fancher
   Director

                          ANNUAL REPORT ON FORM 10-K
                                Item 14(a)(3)

                   PAINE WEBBER GROWTH PARTNERS THREE L. P.

                              INDEX TO EXHIBITS


                                                            Page Number in the Report
Exhibit No.        Description of Document                  Or Other Reference
-----------        -----------------------                  ------------------


(3) and (4)        Prospectus of the Partnership            Filed with the Commission
                   dated September 3, 1985 as               pursuant to Rule 424(c) and
                   supplemented, with particular            incorporated    herein   by
                   reference to the Restated                reference.
                   Certificate and Agreement of
                   Limited Partnership


(10)               Material contracts previously            Filed with the Commission
                   filed as exhibits to registration        pursuant to Section 13 or 15(d) of
                   statements and amendments thereto        the Securities Act of 1934 and
                   of the registrant together with all      incorporated herein by reference.
                   such  contracts  filed as exhibits
                   of previously filed Forms 8-K  and
                   Forms 10-K are hereby incorporated
                   herein  by reference.


(13)               Annual Report to Limited Partners       No Annual Report for fiscal 1997
                                                           has been sent to the Limited
                                                           Partners.  An Annual Report will
                                                           be sent to the Limited Partners
                                                           subsequent to this filing.

(22)               List of subsidiaries                    Included  in Item I of PartI of this
                                                           Report  page I-1,  to which reference
                                                           is hereby made.

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



                          ANNUAL REPORT ON FORM 10-K
                     Item 14(a)(1) and (2) and Item 14(d)

                   PAINEWEBBER GROWTH PARTNERS THREE L. P.

       INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                                                                 Reference
                                                                 ---------

PaineWebber Growth Partners Three L. P.:

   Report of independent auditors                                         F-2

   Consolidated balance sheets as of March 31, 1997 and 1996              F-3

   Consolidated  statements of operations  for the years
    ended March 31, 1997, 1996 and 1995                                   F-4

   Consolidated  statements of changes in partners'  capital
     (deficit) for the years ended March 31, 1997, 1996 and 1995          F-5

   Consolidated statements of cash flows for the years
      ended March 31, 1997, 1996 and 1995                                F-6

   Notes to consolidated financial statements                            F-7

   Schedule III - Real Estate and Accumulated Depreciation               F-17

St. Louis Woodchase Associates:

   Report of independent auditors                                        F-18

   Balance sheets as of December 31, 1996 and 1995                       F-19

   Statements of operations and changes in venturers' deficit for the
     years ended December 31, 1996, 1995 and 1994                        F-20

   Statements  of cash flows for the years ended  December
     31, 1996,  1995 and 1994                                            F-21

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

                        REPORT OF INDEPENDENT AUDITORS




The Partners
PaineWebber Growth Partners Three L.P.:

     We have audited the accompanying consolidated balance sheets of PaineWebber Growth Partners Three L.P. as of March 31, 1997 and 1996, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended March 31, 1997. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PaineWebber Growth Partners Three L.P. at March 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.







                               /S/ ERNST & YOUNG LLP
                               --------------------
                               ERNST & YOUNG LLP







Boston, Massachusetts
June 10, 1997

                    PAINEWEBBER GROWTH PARTNERS THREE L.P.

                         CONSOLIDATED BALANCE SHEETS
                           March 31, 1997 and 1996
                   (In thousands, except for per Unit data)

                                    ASSETS

                                                      1997         1996
                                                      ----         ----

Operating investment property, at cost:
   Land                                             $     -     $     670
   Buildings                                              -         7,932
   Equipment and improvements                             -           572
                                                    -------     ---------
                                                          -         9,174
   Less accumulated depreciation                          -        (3,336)
                                                    -------     ---------
                                                          -         5,838

Investment in unconsolidated join
   venture, at equity                                    86            73
Cash and cash equivalents                             1,112           801
Accounts receivable                                       -             2
Prepaid expenses                                          -            16
Deferred expenses, net of
  accumulated amortization of $320 in 1996                -            67
Other assets                                              -           227
                                                    -------     ---------
                                                    $ 1,198     $   7,024
                                                    =======     =========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable and accrued expenses               $     26    $      107
Accrued interest payable                                   -           231
Loans payable to affiliates                                -           357
Advances from consolidated venture                         -            95
Deferred management fees payable to affiliate              -         1,243
Note payable                                               -         8,330
                                                   ---------    ----------
         Total liabilities                                26        10,363

Partners' capital (deficit):
   General Partners:
     Capital contribution                                  1             1
     Cumulative net income (loss)                         82          (144)

   Limited Partners ($1,000 per Unit,
     25,657 units outstanding at
     March 31, 1997 and 1996):
     Capital contributions, net
       of offering costs of $3,193                    22,464        22,464
     Cumulative net loss                             (21,074)      (25,359)
     Cumulative cash distributions                      (301)         (301)
                                                   ---------    ----------
         Total partners' capital (deficit)             1,172        (3,339)
                                                   ---------    ----------
                                                   $   1,198    $    7,024
                                                   =========    ==========




                           See accompanying notes.

                     PAINEWEBBER GROWTH PARTNERS THREE L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the years ended March 31, 1997, 1996 and 1995
                    (In thousands, except for per Unit data)


                                            1997        1996       1995
                                            ----        ----       ----
Revenues:
   Rental income                        $  1,457    $  1,426    $  1,361
   Interest and other income                  61          34          33
                                        --------    --------    --------
                                           1,518       1,460       1,394

Expenses:
   Interest expense and related fees         558         551         462
   Depreciation expense                      272         271         270
   Property operating expenses               719         766         752
   Partnership management fees                22         128         128
   General and administrative                181         173         158
                                        --------   ---------    --------
                                           1,752       1,889       1,770
                                        --------   ---------    --------

Operating loss                              (234)       (429)       (376)

Partnership's share of unconsolidated
  venture's loss                             (47)       (181)       (236)

Gain on sale of operating investment
  property                                 3,152           -           -

Co-venture partner's share of
  consolidated venture's operations          375           -           -
                                       ---------   ---------    ---------

Income (loss) before extraordinary gain    3,246        (610)       (612)

Extraordinary gain from waiver
  of Partnership management fees           1,265           -           -
                                       ---------   ---------   ----------

Net income (loss)                      $   4,511   $    (610)  $    (612)
                                       =========   =========   =========

Per Limited Partnership Unit:
   Income (loss) before
     extraordinary gain                $  120.17   $   (22.61) $   (22.64)
   Extraordinary gain                      46.84            -           -
                                       ---------   ----------  ----------
   Net income (loss)                   $  167.01   $   (22.61) $   (22.64)
                                       =========   ==========  ==========


The above per Limited Partnership Unit information is based upon the 25,657 Limited Partnership Units outstanding for each year.







                          See accompanying notes.

                     PAINEWEBBER GROWTH PARTNERS THREE L.P.

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                For the years ended March 31, 1997, 1996 and 1995
                                 (In thousands)

                                         General     Limited
                                         Partners    Partners    Total
                                         --------    --------    -----

Balance at March 31, 1994                $   (82)    $(2,035)    $(2,117)

Net loss                                     (31)       (581)       (612)
                                         -------     -------     -------

Balance at March 31, 1995                   (113)     (2,616)     (2,729)

Net loss                                     (30)       (580)       (610)
                                        --------     -------     -------

Balance at March 31, 1996                   (143)     (3,196)     (3,339)

Net income                                   226       4,285       4,511
                                        --------     -------    --------

Balance at March 31, 1997               $     83     $ 1,089    $  1,172
                                        ========     =======    ========







                          See accompanying notes.

                     PAINEWEBBER GROWTH PARTNERS THREE L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the years ended March 31, 1997, 1996 and 1995
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)




                                                               1997         1996       1995
                                                               ----         ----       ----

Cash flows from operating activities:
  Net income (loss)                                          $  4,511   $    (610)    $   (612)
  Adjustments to reconcile net income (loss) to net cash
   (used in) provided by operating activities:
     Gain on sale of operating investment property             (3,152)          -           -
     Co-venture partner's share of consolidated
       venture's operations                                     (375)           -           -
     Partnership's share of unconsolidated venture's loss         47          181          236
     Depreciation expense                                        272          271         270
     Amortization of deferred financing costs                     67           55          55
     Deferred management fees                                     22          128         128
     Extraordinary gain from waiver of
       Partnership management fees                            (1,265)           -           -
     Changes in assets and liabilities:
      Accounts receivable                                          2            -           -
      Prepaid expenses                                            16           (1)          5
      Accounts payable and accrued expenses                      (81)          11           4
      Accrued interest payable                                    14           35          29
      Advances from consolidated venture                         (95)          58          37
                                                             --------  ----------     -------
         Total adjustments                                    (4,528)         738         764
                                                             -------   ----------     -------
         Net cash (used in) provided by operating
           activities                                            (17)         128         152

Cash flows from investing activities:
   Net proceeds from sale of operating investment property        469           -           -
   Additions to operating investment property                     (81)        (31)        (16)
   Advances to unconsolidated venture                             (60)          -           -
                                                             --------  ----------     --------
         Net cash provided by (used in) investin
           activities                                             328         (31)        (16)

Cash flows from financing activities:
   Withdrawals from restricted cash                                 -           -         201
                                                            ---------  ----------     -------
         Net cash provided by financing activities                  -           -         201

Net increase in cash and cash equivalents                         311          97         337

Cash and cash equivalents, beginning of year                      801         704         367
                                                            ---------  ----------     --------

Cash and cash equivalents, end of year                      $   1,112  $      801     $    704
                                                            =========  ==========     ========

Supplemental disclosures:

  Cash paid during the year for interest                    $     355  $      396     $    252
                                                            =========  =========      ========

  Non-cash financing activities:

  Assumption of mortgage loan by purchaser
      of operating investment property                      $  (8,330) $        -     $      -
                                                            =========  ==========     ========

  Conversion of loans and accrued interest
      payable to affiliates to co-venturer's capital        $   (602)  $        -     $      -
                                                            ========   ==========     ========



                           See accompanying notes.

                   PAINEWEBBER GROWTH PARTNERS THREE L.P.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Nature of Operations

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

          The Partnership originally invested the proceeds of the offering in three operating properties. On April 21, 1992, the Partnership's largest asset, the LaJolla Marriott Hotel, was foreclosed on by the mortgage lender after extensive workout negotiations failed to produce an acceptable modification agreement. As discussed further in Note 4, as a result of the sale of the operating property owned by the Summerwind joint venture in December 1996, the Partnership has one remaining joint venture investment, the Woodchase Apartments (see Note 5). Management of the Partnership is currently evaluating a potential liquidation of the Partnership which could be accomplished during calendar 1997. There are no assurances, however, that both the disposition of the remaining real estate investment and the liquidation of the Partnership will be accomplished within this time frame.

2.  Use of Estimates and Summary of Significant Accounting Policies

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of March 31, 1997 and 1996 and revenues and expenses for each of the three years in the period ended March 31, 1997. Actual results could differ from the estimates and assumptions used.

         The joint ventures in which the Partnership has invested are required to maintain their accounting records on a calendar year basis for income tax reporting purposes. As a result, the Partnership records its share of the operations of the joint ventures based on financial information which is three months in arrears to that of the Partnership.

         The accompanying consolidated financial statements include the Partnership's investments in two joint venture partnerships which own or owned operating properties. As further discussed in Note 4, the Partnership acquired complete control of Tara Associates, Ltd. in fiscal 1990 as a result of an amendment to the joint venture agreement. Accordingly, the accompanying financial statements present the financial position and results of operations of this joint venture on a consolidated basis through the December 1996 sale of the venture's operating investment property. As discussed above, the joint venture had a December 31 year-end and operations of the venture were reported on a three-month lag. All material transactions between the Partnership and the joint venture have been eliminated upon consolidation, except for lag period cash transfers which were accounted for as advances to or from affiliate. The consolidated joint venture's operating investment property (Summerwind Apartments) was carried at cost, adjusted for certain guaranteed payments (see Note 4) and accumulated depreciation, as of December 31, 1995.

         Depreciation expense was computed using the straight-line method over an estimated useful life of thirty years for buildings and five years for equipment and improvements. Acquisition fees paid to PaineWebber Properties Incorporated (PWPI) were capitalized and were included in the cost of the operating investment property.

         The Partnership accounts for its remaining joint venture investment (St. Louis Woodchase Associates) using the equity method because the Partnership does not have majority voting control in the venture. Under the equity method the investment in a joint venture is carried at cost adjusted for the Partnership's share of the venture's earnings and losses and
    distributions.   See  Note  5  for  a  description  of  this  joint  venture partnership.

         The consolidated joint venture leases apartment units under leases with terms generally of one year or less. Rental income is recorded monthly as earned.

         Deferred expenses at March 31, 1996 consisted of loan fees of Tara Associates, Ltd., the Partnership's consolidated joint venture, which were being amortized on a straight-line basis over the remaining term of the loan. The amortization of such fees is included in interest expense on the accompanying statements of operations. All unamortized deferred expenses were written off upon the sale of the operating investment property in fiscal 1997 (see Note 4).

         For purposes of reporting cash flows, the Partnership considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

         No provision for income taxes has been made as the liability for such taxes is that of the individual partners rather than the Partnership. Upon the sale or disposition of the Partnership's investments, the taxable gain or loss incurred will be allocated among the partners. In the case where a taxable gain would be incurred, gain would first be allocated to the General Partners in an amount at least sufficient to eliminate their deficit capital balance. Any remaining gain would then be allocated to the Limited Partners. In certain cases, the Limited Partners could be allocated taxable income in excess of any liquidation proceeds that they may receive. Additionally, in cases where the disposition of any investment involves a foreclosure by, or voluntary conveyance to, the mortgage lender, taxable income could occur without distribution of cash. Income from the sale or disposition of the Partnership's investments represents passive income to the partners which can be offset by each partner's existing passive losses, including any carryovers from prior years.

         The cash and cash equivalents appearing on the accompanying consolidated balance sheets represent financial instruments for purposes of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The carrying amount of these assets approximates their fair value as of March 31, 1997 and 1996 due to the short-term maturities of these instruments.

         Certain fiscal 1996 and 1995 amounts have been reclassified to conform to the fiscal 1997 presentation.

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

         Under the advisory contract, PWPI has specific management responsibilities: to administer the day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the Managing General Partner. PWPI was entitled to earn an annual management fee of up to 1/2 of 1% of the gross offering proceeds, subject to a cumulative limitation which was reached during fiscal 1997. PWPI earned management fees of $22,000 for the year ended March 31, 1997 and $128,000 for each of the two years ended March 31, 1996 and 1995. PWPI had deferred payment of its management fee beginning in September of 1986 pending the generation of cash flow from the Partnership's investment properties. As part of the settlement agreement finalized in the fourth quarter of fiscal 1997 regarding the class action lawsuit discussed further in Note 7, PWPI agreed to waive any amounts due to it under the advisory contract with the Partnership. Consequently, $1,265,000 of deferred management fees were written off and recognized as an extraordinary gain in fiscal 1997.

         Included in general and administrative expenses for the years ended March 31, 1997, 1996 and 1995 is $42,000, $46,000 and $48,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

         The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $2,000 (included in general and administrative expenses) for managing the Partnership's cash assets for each of the three years in the period ended March 31, 1997.

4.  Operating Investment Property

        As of March 31, 1996, the Partnership's balance sheet included one operating investment property; the Summerwind Apartments, owned by Tara Associates, Ltd., a majority owned and controlled joint venture. As discussed further below, the Summerwind Apartments was sold on December 27, 1996 to an unrelated third party. Tara Associates, Ltd., a Georgia limited partnership (the "joint venture"), was organized on December 19, 1983 to acquire and operate a 208-unit apartment complex, Summerwind Apartments, located in Jonesboro, Georgia. On October 8, 1985, the Partnership acquired a 70% general partnership interest in the joint venture. The remaining 30% general and limited partnership interests were owned by John Lie-Nielson (the "co-venturer"). Effective February 23, 1990, the Tara Associates, Ltd. joint venture agreement was amended to provide that the co-venturer's entire general partnership interest be converted to a limited partnership interest. The conversion of the co-venturer's interest to that of a limited partner effectively gave the Partnership complete control over the investment property. As a result, the accompanying financial statements present the financial position and results of operations of the joint venture on a consolidated basis, through the date of sale on December 27, 1996. As discussed in Note 2, the Partnership's policy was to report the operations of the joint venture on a three-month lag. Accordingly, despite completing the sale in the third quarter of fiscal 1997, the operating results reflected in the accompanying consolidated financial statements for fiscal 1997 include, effectively, a full twelve months of revenues and expenses of the Summerwind joint venture.

        The aggregate cash investment by the Partnership for its interest was approximately $2,427,000 (including an acquisition fee of $141,000 paid to the Adviser). The apartment complex was acquired subject to a mortgage loan of $8,330,000 at the time of closing. On March 15, 1990, the mortgage loan was refinanced, as discussed further in Note 6. The letter of credit securing the bonds payable which encumbered the venture's operating investment property was due to expire in March 1997. Unless the letter of credit was replaced or extended, the venture's mortgage loan would have become immediately due and payable as of the scheduled expiration date. On December 27, 1996, Tara Associates, Ltd. sold the Summerwind Apartments to an unrelated third party for a net price of $550,000 plus the assumption of the outstanding principal balance of the mortgage loan secured by the property of $8,330,000. The joint venture received net proceeds of approximately $319,000 after deducting closing costs, accrued fees owed under the financing arrangement, and other credits to the buyer. All of such net proceeds were due to the Partnership under the terms of the joint venture agreement. The Partnership made a special distribution to the Limited Partners subsequent to year-end, on June 13, 1997, in the amount of approximately $308,000, or $12 per original $1,000 investment, from the proceeds of this transaction.

        The joint venture agreement provided that distributable funds would be distributed as follows: 1) to repay interest and principal on optional loans; 2) to repay interest and principal on mandatory loans; 3) to the Partnership until it had received $180,800 per calendar year for the period from the date of organization; and 4) any remainder 70% to the Partnership and 30% to the co-venturer. Net proceeds from a sale or refinancing were to be made in the same manner as (1) through (3) above; and then: (4) to the Partnership until it had received cumulative distributions of $2,599,000; and; (5) any remainder, 70% to the Partnership and 30% to the co-venturer.

        Losses were generally allocated 100% to the Partnership and income was allocated in the same proportion as distributable funds. If no funds were distributed, then income was allocated 100% to the Partnership.

        The joint venture agreement provided that if additional cash was required to fund negative cash flow for a period of 24 months ending in October 1987 (the guaranty period), the co-venturer and an affiliate of the co-venturer were obligated to fund any capital deficits, as defined, of the joint venture. The joint venture received payments aggregating $647,485 through the end of the Guaranty Period. Such payments have been recorded as a reduction in the basis of the operating investment property for financial reporting purposes. For a period of twelve months following the guaranty period, the co-venturer and an affiliate were obligated to make mandatory loans to the joint venture to fund any negative cash flow. The mandatory loans bore interest at the prime rate plus 1% of the lending institution. As of December 27, 1996, the joint venture had mandatory loans payable to the co-venturer and an affiliate of $357,000 and accrued interest payable on such mandatory loans of $245,000. Because there were not sufficient proceeds from the sale of the venture's operating property in December 1996 to provide for the repayment of any of the principal or accrued interest on these mandatory loans in accordance with the joint venture agreement, the liability of the venture to repay such amounts was eliminated in fiscal 1997. As of the date of the sale transaction, such amounts were converted to equity and then the co-venturer was allocated losses of $375,000 to eliminate their remaining net equity position.

        The joint venture had entered into a property management contract with an affiliate of the co-venturer, cancellable at the Partnership's option upon the occurrence of certain events. The management fee was equal to 5% of the gross receipts, as defined.

        The following is a summary of property operating expenses through the date of sale on December 27, 1996 and for the years ended December 31, 1995 and 1994 (in thousands):

                                            1996        1995        1994
                                            ----        ----        ----
   Property operating expenses:
      Repairs and maintenance           $    177    $    232    $    208
      Salaries and related expenses          145         162         153
      Administrative and other               127         113         117
      Property taxes                          93         104         118
      Utilities                               98          84          88
      Management fees                         79          71          68
                                        --------    --------    --------
                                        $    719    $    766    $    752
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

        Condensed financial statements of the unconsolidated joint venture, for the periods indicated, are as follows:

                           Condensed Balance Sheets
                          December 31, 1996 and 1995
                                (in thousands)

                                       Assets
                                       ------
                                                      1996          1995
                                                      ----          ----

   Current assets                                  $    172    $     112
   Operating investment property, net                 7,686        7,822
   Deferred expenses, net                               133          125
                                                   --------    ---------
                                                   $  7,991    $   8,059
                                                   ========    =========

                 Liabilities and Venturers' Capital (Deficit)

   Current portion of long-term mortgage debt      $     82    $      77
   Other current liabilities                            134           80
   Other liabilities                                     42           42
   Loans from venturers and accrued interest            393          370
   Long-term mortgage debt                            8,029        8,111

   Partnership's share of venturers' capital             16           64
   Co-venturer's share of venturers' deficit           (705)        (685)
                                                  ---------   ----------
                                                  $   7,991   $    8,059
                                                  =========   ==========

                       Condensed Summary of Operations
             For the years ended December 31, 1996, 1995 and 1994
                                (in thousands)

                                            1996       1995        1994
                                            ----       ----        ----

      Rental revenues                   $  1,534   $   1,518  $    1,443
      Interest income                          4           1           1
      Other income                            50          54          32
                                        --------    --------  ----------
         Total revenues                    1,588       1,573       1,476

      Property operating expenses            618         598         586
      Mortgage interest expense              636         873         884
      Depreciation expense                   402         361         342
                                       --------    ---------  ----------
         Total expenses                    1,656       1,832       1,812
                                       ---------   ---------  ----------

      Net loss                         $     (68)  $    (259) $     (336)
                                       =========   =========  ==========

      Net loss:
        Partnership's share of
           net loss                    $     (47)  $   (181)  $     (236)
        Co-venturer's share of
           net loss                          (21)       (78)        (100)
                                       ---------   ---------  ----------
                                       $     (68)  $   (259)  $     (336)
                                       =========   ========   ==========

                  Reconciliation of Partnership's Investment
                           March 31, 1997 and 1996
                                (in thousands)

                                                       1997          1996
                                                       ----          ----

   Partnership's share of capital at
      December 31, as shown above                    $     16     $     64
   Partnership's share of venture's current
      liabilities                                          70            9
                                                     --------     --------
      Investment in unconsolidated joint venture,
         at equity at March 31                       $     86     $     73
                                                     ========     ========

        Investment in unconsolidated joint venture, at equity, at March 31, 1997 and 1996 is the Partnership's net investment in the Woodchase joint venture. The joint venture is subject to a partnership agreement which determines the distribution of available funds, the disposition of the venture's assets and the rights of the partners, regardless of the Partnership's percentage ownership interest in the venture. As a result, substantially all of the Partnership's investment in this joint venture is restricted as to distributions.

A description of the unconsolidated joint venture's property and the terms of the joint venture agreement are summarized below:

    St. Louis Woodchase Associates - St. Louis, Missouri
    ----------------------------------------------------

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

    The aggregate cash investment by the Partnership for its interest was approximately $2,465,000 (including an acquisition fee of $145,000 paid to the Adviser). The apartment complex was encumbered by a mortgage loan of $10,200,000 at the time of purchase. On June 7, 1988 the joint venture which owns the Woodchase Apartments entered into an agreement with the original mortgage holder which permitted the repayment of the mortgage on July 1, 1988 at a discount of more than $2 million. During fiscal 1994, the joint venture refinanced its $8,000,000 nonrecourse mortgage notes payable secured by the operating investment property with the existing lender. The new note payable had an effective date of November 1, 1993 and formally closed on March 1, 1994. The note bore interest at 9% and was payable in monthly installments, including principal and interest of $66,667 through November 1, 1998. Additional interest at the rate of 1.75% accrued monthly on the outstanding principal balance and 10.75% accrued on the unpaid interest balance. Subject to the terms of the loan agreement, net cash flow from operations, as defined and if available, was to be applied to fund the additional interest quarterly. In addition, the joint venture was required to submit monthly escrow deposits of $3,875 for a replacement reserve. Amounts in the replacement reserve were pledged as additional collateral for the operating investment property. The mortgage loan was fully prepayable without penalty through September 1995, after which time a prepayment penalty would be owed on any prepayment prior to maturity. On September 13, 1995, the Partnership, along with its co-venture partner, refinanced the mortgage debt secured by the Woodchase Apartments with a new lender. The new non-recourse mortgage loan was in the initial principal amount of $8,200,000 and bears interest at a rate of 7.5% per annum. The new loan requires monthly principal and interest payments of $57,000 and matures on October 1, 2002. The proceeds of the new loan were used to repay the existing $8 million debt as well as cover a portion of the refinancing costs. The Partnership advanced $164,000 to the venture to cover the remaining transaction costs. Although the principal amount of the new loan increased slightly, the venture's annual debt service payments were reduced by $112,000 due to the reduction in the interest rate, resulting in positive cash flow for the joint venture. During the quarter ended December 31, 1995, the Partnership received a distribution of $164,000 from the joint venture in repayment of the advances referred to above which were made in connection with the September 1995 refinancing transaction.

    The joint venture agreement provides that the Partnership will receive from available cash flow (after payment of any interest on operating loans by the parties to the joint venture) an annual, cumulative preferred base return, payable monthly, of 8% of the Partnership's net investment. Thereafter any remaining cash flow shall be distributed 70% to the Partnership and 30% to the co-venturer. The Partnership's cumulative preference return in arrears totalled approximately $2,039,000 and $1,853,000 at December 31, 1996 and 1995, respectively.

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

    Upon sale or refinancing, proceeds shall be distributed in the following order of priority (after payment of mortgage debt and other indebtedness of the joint venture): 1) the Partnership and the co-venturer shall receive any amounts due for operating loans or additional cash contributions; 2) the Partnership shall receive $2,685,250 plus certain closing costs incurred; 3) the Partnership shall receive the aggregate amount of its cumulative annual preference return not previously distributed; 4) the co-venturer shall receive any accrued interest and principal of mandatory loans (as described below); 5) the manager of the complex, an affiliate of the co-venturer, shall receive any subordinated management fees. Any remaining proceeds shall be distributed 70% to the Partnership and 30% to the co-venturer. Under the terms of the joint venture agreement, both the Partnership and the co-venturer have certain first refusal rights with respect to a sale of the operating investment property.

    The co-venturer guaranteed payment of all operating expenses and debt service plus a $3,000 annual return to the Partnership from the date of closing through December 31, 1987 (the Guaranty Period). The joint venture received payments aggregating $347,000 during the Guaranty Period. Such amounts have been recorded as a reduction of the basis of the operating property for financial reporting purposes. The co-venturer was required to make mandatory loans to the joint venture to pay all operating expenses and debt service plus a $3,000 annual return to the Partnership for the twelve-month period following the Guaranty Period. Mandatory loans totalling $130,000 have been made by the co-venturer. Such loans bear interest at 1% above the prime lending rate. The co-venturer was paid a fee of $288,000 in consideration for its agreement to provide the guaranty and make the mandatory loans. After the mandatory loan period, if additional cash is required in connection with the joint venture, it may be provided by the Partnership and the co-venturer as loans (evidenced by operating notes) to the joint venture. Such loans are to be provided 70% by the Partnership and 30% by the co-venturer. Outstanding operating loans totalling $87,000 had been made 100% by the co-venturer through December 31, 1995. During 1996, the Partnership made an operating loan of $61,000 to the joint venture which was used to repay the co-venturer for the 70% share of the principal amount of the operating loans due from the Partnership under the agreement. Interest payable to the co-venturer on the mandatory and operating loans totalled $174,000 and $153,000 at December 31, 1996 and 1995, respectively. Interest payable to the Partnership on its operating loan totalled $2,000 at December 31, 1996.

    The joint venture has entered into a property management contract with an affiliate of the co-venturer, cancellable at the option of the joint venture upon the occurrence of certain events. The management fee is equal to 5% of the gross receipts, as defined.

6.  Note payable

    Note payable at March 31, 1996 consisted of the following (in thousands):

                                                                       1996
                                                                       ----

     Mortgage   loan   payable   by  the
     consolidated Tara Associates,  Ltd.
     which secured Housing  Authority of
     Clayton    County    Collateralized
     Loan-to-Lender    Housing   Revenue
     Bonds.  The  non-recourse  mortgage
     loan  was  secured  by  a  deed  to
     secure    debt   and   a   security
     agreement covering Tara Associates,
     Ltd.'s real and personal  property.
     The  loan   bore   interest   at  a
     floating   rate   which  was  reset
     weekly based on the market rate for
     tax exempt  securities with similar
     maturities.  The fair  value of the
     mortgage note payable  approximated
     its carrying  value as of March 31,
     1996. As discussed  further in Note
     4,  on   December   27,  1996  Tara
     Associates,     Ltd.    sold    the
     Summerwind    Apartments    to   an
     unrelated third party which assumed
     the   outstanding   first  mortgage
     loan.                                                         $  8,330
                                                                   ========

         The Summerwind Apartments were originally financed with the proceeds of a 10 7/8% mortgage loan which secured $8,330,000 1983 Series A Housing Authority of Clayton County Collateralized Loan-to-Lender Housing Revenue Bonds. On March 15, 1990, the original loan secured by the Summerwind Apartments was refinanced through the issuance of $8,330,000 of 1989 Series Housing Authority of Clayton County Collateralized Loan-to-Lender Revenue Bonds. The refinancing changed the interest rate on the bond from a fixed rate of 10-7/8% per annum to a floating rate. The floating rate was reset weekly based on the market rate for tax exempt securities with similar maturities, as determined by the bond underwriter (3.9% at December 31, 1995). The maximum interest rate was 15%. Interest only was payable monthly in arrears on the first day of each month and on the maturity date of the loan.

         The revenue bonds, which were secured by the mortgage loan, were also secured by an irrevocable letter of credit agreement (the Agreement) between the lender and the Housing Authority of Clayton County. The letter of credit, which would have expired on March 16, 1997, was an irrevocable obligation of the lender up to an amount sufficient to pay the then outstanding principal of the bonds plus 45 days interest calculated at 15% per annum. Under the terms of the Agreement, the joint venture paid a fee to the lender at an annual rate of 1% of the mortgage loan. The fee was payable monthly in arrears until termination of the Agreement. During 1996, 1995 and 1994, fees incurred under the letter of credit were $82,180, $83,300 and $83,300, respectively, and are included in interest expense and related fees in the accompanying statements of operations.

7.  Legal Proceedings

         In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments and REIT stocks, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Third PW Growth Properties, Inc. and Properties Associates 1985, L.P. ("PA1985"), which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

         The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of interests in PaineWebber Growth Partners Three L.P., PaineWebber, Third PW Growth Properties, Inc. and PA1985 (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purported to be suing on behalf of all persons who invested in PaineWebber Growth Partners Three L.P., also alleged that following the sale of the partnership interests, PaineWebber, Third PW Growth Properties, Inc. and PA1985 misrepresented financial information about the Partnership's value and performance. The amended complaint alleged that PaineWebber, Third PW Growth Properties, Inc. and PA1985 violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

          In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and PWPI, and the allocation of the $125 million settlement fund among investors in the various partnerships and REITs at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships and REITs. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and in March 1997 the court announced its final approval of the settlement. The release of the $125 million of settlement proceeds has not occurred to date pending the resolution of an appeal of the settlement by two of the plaintiff class members. As part of the settlement agreement, PaineWebber has agreed not to seek indemnification from the related partnerships and real estate investment trusts at issue in the litigation (including the Partnership) for any amounts that it is required to pay under the settlement. As a result of this settlement, PaineWebber also agreed to waive any amounts that it was due under the terms of the advisory contract with the Partnership (see Note 3).

         In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleged, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint sought compensatory damages of $15 million plus punitive damages against PaineWebber. In September 1996, the court dismissed many of the plaintiffs' claims as barred by applicable securities arbitration regulations. Mediation with respect to the Abbate action was held in December 1996. As a result of such mediation, a settlement between PaineWebber and the plaintiffs was reached which provided for the complete resolution of this action. Final releases and dismissals with regard to this action were received subsequent to March 31, 1997.

          Based on the settlement agreements discussed above covering all of the outstanding unitholder litigation, and notwithstanding the appeal of the class action settlement referred to above, management does not expect that the resolution of these matters will have a material impact on the Partnership's financial statements, taken as a whole.

Schedule III - Real Estate and Accumulated Depreciation

                                  PAINE WEBBER GROWTH PARTNERS THREE, L.P.
                            SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                               March 31, 1997
                                               (In thousands)

                                               Costs
                                             Capitalized                                                             Life on Which
                                             (Removed)                                                               Depreciation
                            Initial Cost to Subsequent to    Gross Amount at Which Carried at                        in Latest
                            Partnership     Acquisition               End of Year                                    Income
                               Buildings &  Buildings &      Buildings &         Accumulated  Date of       Date     Statement
Description Encumbrances Land Improvements Improvements Land Improvements  Total Depreciation Construction  Acquired is Computed
----------- ------------ ---- ------------ ------------ ---- ------------- ----- ------------ ------------  -------- -----------

Summerwind
 Apartments
Jonesboro,
 GA        $ 8,330       $  720   $ 8,611       $ (76)     -        -        -    -            1985          10/8/85   5 - 30 yrs

Notes
(A) The aggregate cost of real estate owned at December 31, 1996 for Federal income tax  purposes  was  approximately  $9,461.
(B) See Note 6 of Notes to FinancialStatements for a description of the debt encumbering the property.
(C) Reconciliation of real estate owned:
(D) Costs removed subsequent to acquisition represent guaranty payments from the co-venturer (See Note 4).

                                            1997             1996              1995
                                            ----             ----              ----

   Balance at beginning of period        $ 9,174          $  9,143          $  9,127
   Acquisitions and improvements              81                31                16
   Reduction due to sale of operating
     investment property (1)              (9,255)                -                 -
                                         -------          --------          --------
   Balance at end of period              $     -          $  9,174          $  9,143
                                         =======          ========          ========

(E) Reconciliation of accumulated depreciation:

   Balance at beginning of period       $  3,336          $  3,065          $   2,795
   Depreciation expense                      272               271               270
   Reduction due to sale of operating
     investment property (1)              (3,608)                -                 -
                                        --------          --------         ---------
   Balance at end of period             $      -          $  3,336         $   3,065
                                        ========          ========         =========

  (1)See Note 4 to the accompanying financial statements for a discussion of the sale of the Summerwind Apartments on December 27, 1996.


                                       REPORT OF INDEPENDENT AUDITORS




The Partners
St. Louis Woodchase Associates:

    We have audited the accompanying balance sheets of St. Louis Woodchase Associates (the "Joint Venture") as of December 31, 1996 and 1995, and the related statements of operations and changes in venturers' deficit, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of St. Louis Woodchase Associates at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.









                                              /S/ERNST & YOUNG
                                              ----------------
                                              ERNST & YOUNG LLP


Boston, Massachusetts
March 13, 1997

                  ST. LOUIS WOODCHASE ASSOCIATES BALANCE SHEET
                           December 31, 1996 and 1995
                                 (In thousands)
                                     ASSETS

                                                     1996           1995
                                                     ----           ----

Current assets:
   Cash and cash equivalents                        $    125     $    81
   Escrow deposits                                        36          18
   Prepaid expenses and other assets                      11          13
                                                    --------     -------
        Total current assets                             172         112

Operating investment property, at cost:
   Land                                                  983         983
   Building and improvements                          10,261      10,114
   Furniture and fixtures                                957         838
                                                    --------    --------
                                                      12,201      11,935
   Less accumulated depreciation                      (4,515)     (4,113)
                                                    --------    --------
        Net operating investment property              7,686       7,822

Deferred expenses, net of accumulated amortization
  of $30 ($5 in 1995)                                    133         125
                                                    --------   ---------
                                                    $  7,991   $   8,059
                                                    ========   =========

                       LIABILITIES AND VENTURERS' DEFICIT

Current liabilities:
   Current portion of long-term debt                $     82   $      77
   Accounts payable and accrued expenses                  38          27
   Accrued interest                                       51          51
   Payable to property manager                            45           2
                                                    --------   ---------
        Total current liabilities                        216         157

Tenant security deposits                                  33          33
Distribution payable to venturer                           9           9
Venturer loans and accrued interest                      393         370
Long-term debt                                         8,029       8,111
Venturers' deficit                                      (689)       (621)
                                                    --------   ---------
                                                    $  7,991   $   8,059
                                                    ========   =========










                             See accompanying notes.

                         ST. LOUIS WOODCHASE ASSOCIATES

           STATEMENTS OF OPERATIONS AND CHANGES IN VENTURERS' DEFICIT

              For the years ended December 31, 1996, 1995 and 1994
                                 (In thousands)

                                              1996        1995        1994
                                              ----        ----        ----

Revenues:
   Rental income                          $   1,534    $  1,518   $   1,443
   Interest income                                4           1           1
   Other revenues                                50          54          32
                                          ---------    --------   ---------
                                              1,588       1,573       1,476

Expenses:
   Depreciation expense                         402         361         342
   Mortgage interest                            636         873         884
   Interest expense on partner loans             23          26          21
   Repairs and maintenance                       94          90          86
   Salaries and related costs                   144         114         117
   Real estate taxes                             88          85         105
   Management fees                               79          78          72
   Utilities                                     74          75          63
   General and administrative                    73          89          82
   Insurance                                     26          26          26
   Professional fees                             17          15          14
                                          ---------    --------    --------
                                              1,656       1,832       1,812
                                          ---------    --------    --------

Net loss                                        (68)       (259)       (336)

Venturers' deficit, beginning of year          (621)       (362)        (26)
                                          ----------   ---------   ---------

Venturers' deficit, end of year           $    (689)   $   (621)   $   (362)
                                          =========    ========    ========









                             See accompanying notes.

                         ST. LOUIS WOODCHASE ASSOCIATES

                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1996, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                       1996     1995     1994
                                                       ----     ----     ----

Cash flows from operating activities:
  Net loss                                            $  (68)  $ (259)   $ (336)
  Adjustments to reconcile net loss
   to net cash provided by operating activities:
     Depreciation                                        402      361       342
     Amortization of deferred interest                    25       75        19
     Changes in assets and liabilities:
      Escrow deposits                                   (18)        -       (17)
      Prepaid expenses and other assets                   2        (1)       (3)
      Accounts payable and accrued expenses              11         1       (34)
      Accrued interest                                    -      (195)      151
      Accrued interest on venturer loans                 23        26        21
      Tenant security deposits                            -         4         3
      Payable to property manager                        43        (2)        4
                                                     ------    -------     ----
         Total adjustments                              488       269       486
                                                     ------    -------     ----
         Net cash provided by operating activities      420        10       150

Cash flows from investing activities:
  Additions to operating investment property           (266)     (151)      (54)

Cash flows from financing activities:
  Refund of refinancing deposit                           -         -        40
  Increase in deferred expenses                         (33)     (130)      (27)
  Payments of principal on long-term debt               (77)   (7,914)      (86)
  Proceeds from long-term debt                            -     8,200         -
                                                     -------   ------     ------
      Net cash (used in) provided by
        financing activities                           (110)      156      (73)


Net increase in cash and cash equivalents                44        15        23

Cash at beginning of year                                81        66        43
                                                     ------    -------     ----

Cash and cash equivalents, end of year               $  125    $   81     $  66
                                                     ======    ======     =====

Cash paid during the year for interest               $  611    $  993    $   714
                                                     ======    ======    =======









                             See accompanying notes.

                         ST. LOUIS WOODCHASE ASSOCIATES
                          NOTES TO FINANCIAL STATEMENTS




1.  Summary of Significant Accounting Policies
    General
    -------

          St. Louis Woodchase Associates, a Missouri general partnership, (the "Joint Venture") was organized on December 27, 1985 in accordance with a Joint Venture Agreement between PaineWebber Growth Partners Three Limited Partnership (the "Partnership") and St. Louis Woodchase Company, Ltd. (the "Co-Venturer"). The Joint Venture was organized to purchase and operate an apartment complex in St. Louis County, Missouri. The Partnership and the Co-Venturer are currently discussing potential plans to attempt to market and sell the operating investment property during 1997. There are no assurances, however, that any sale transaction will be completed in the near term as a result of such discussions.

         Basis of Presentation
         ---------------------

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of December 31, 1996 and 1995 and revenues and expenses for each of the three years in the period ended December 31, 1996. Actual results could differ from the estimates and assumptions used.

         Generally, the records of the joint venture are maintained on the accrual basis of accounting used for federal income tax purposes and adjusted to generally accepted accounting principles for financial reporting purposes, principally for depreciation.

         Operating investment property
         -----------------------------

         Operating investment property is stated at cost, net of accumulated depreciation, or an amount less than cost if indicators of impairment are present in accordance with Statement of Financial Accounting Standards
    (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of.

         Depreciation expense is computed using the straight-line method over an estimated useful life of thirty years for buildings and improvements and five years for furniture and fixtures. Acquisition fees have been capitalized and are included in the cost of the operating investment properties.

         Deferred expenses
         -----------------

         Deferred expenses relate to costs associated with certain debt refinancing. Deferred financing costs are amortized using the straight-line method over the respective terms of the loans. The amortization of such fees is included in interest expense on the accompanying statements of operations.

         Cash and cash equivalents
         -------------------------

         For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, cash deposited with banks and certificates of deposit with original maturities of three months or less.

         Income tax matters
         ------------------

         The Joint Venture is not a taxable entity and the results of its operations are included in the tax returns of the partners. Accordingly, no income tax provision is reflected in the accompanying financial statements.

         Fair Value of Financial Instruments
         -----------------------------------

         The carrying amount of cash and cash equivalents and escrow deposits approximates their fair value due to the short-term maturities of these instruments. The fair value of the Joint Venture's long-term debt is estimated using a discounted cash flow analysis, based on the current market rate of similar types of borrowing arrangements. It is not practicable for management to estimate the fair value of Venturer loans without incurring excessive costs due to the unique nature of such obligations.

         Reclassifications
         -----------------

         Certain prior year amounts have been reclassified to conform to the current year presentation.

2.  The Joint Venture Agreement

         The joint venture agreement provides that the Partnership will receive from available cash flow (after payment of any interest on operating loans by the parties to the joint venture) an annual, cumulative preferred base return, payable monthly, of 8% of the Partnership's net investment.
    Thereafter any remaining cash flow shall be distributed 70% to the Partnership and 30% to the Co-Venturer. The Partnership's cumulative preference returns in arrears were approximately $2,039,000 and $1,853,000 at December 31, 1996 and 1995, respectively.

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

         The Co-Venturer guaranteed payment of all operating expenses and debt service plus a $3,000 annual return to the Partnership from the date of closing through December 31, 1987 (the Guaranty Period). The Joint Venture received payments aggregating $347,290 during the Guaranty Period. Such amounts have been recorded as a reduction of the basis of the operating property for financial reporting purposes. The Co-Venturer was required to make mandatory loans to the joint venture to pay all operating expenses and debt service plus a $3,000 annual return to the Partnership for the twelve-month period following the Guaranty Period. Mandatory loans totalling $130,211 have been made by the Co-Venturer. Such loans bear interest at 1% above the prime lending rate. The Co-Venturer was paid a fee of $288,000 in consideration for its agreement to provide the guaranty and make the mandatory loans. After the mandatory loan period, if additional cash is required in connection with the Joint Venture, it may be provided by the Partnership and the Co-Venturer as loans (evidenced by operating notes) to the Joint Venture (see Note 3). Such loans are to be provided 70% by the Partnership and 30% by the Co-Venturer and would bear interest at the prime rate. In the event that a partner fails to make its respective share of a loan, the other partner may make the loan to the Joint Venture for the defaulting partner's share at twice the prime rate.

         The joint venture has entered into a property management contract with an affiliate of the Co-Venturer, cancellable at the option of the joint venture upon the occurrence of certain events. The management fee is equal to 5% of the gross receipts, as defined.

3.  Venturer loans

    Venturer loans consist of the following (in thousands):

                                                            1996        1995
                                                            ----        ----
      Deficit loans, payable to the Co-Venturer,
        interest at 1% over prime (9.25% at
        December 31, 1996)                                  $  130    $     130

      Operating loan, payable to the Co-Venturer,
        interest at prime (8.25% at December 31, 1996)          26           26

      Operating loan, payable to the Partnership, interest
        at prime (8.25% at December 31, 1996)                   61            -

      Operating loan, payable to the Co-Venturer,
        repaid during 1996                                       -           61
                                                            ------    ---------
                                                            $  217    $     217
                                                            ======    =========

         Repayment of the above loans (and accrued interest) is limited to net cash flow and capital proceeds, as defined. Unpaid interest on partner loans at December 31, 1996 and 1995 totalled approximately $176,000 and $153,000, respectively. Interest on the $61,000 operating loan payable to the Co-Venturer, the principal of which was repaid during 1996, totalling $64,000 at December 31, 1996, is first in priority for payment from net cash flow available for distribution.

4.  Long-term debt

         Long-term debt was refinanced September 14, 1995 and consists of a 7.5% nonrecourse mortgage note secured by the operating investment property and an assignment of rents and leases. The mortgage is payable in monthly installments, including principal and interest, of $57,336 through October 1, 2002, at which time the final principal installment of $7,540,598 plus any unpaid accrued interest is due. In addition, the property submits monthly escrow deposits of $8,531 for tax escrow. Debt refinancing costs of $32,725 and $130,298 were capitalized during 1996 and 1995, respectively. The fair value of the mortgage note payable approximated its carrying value as of December 31, 1996.

         The scheduled annual principal payments to retire the long-term debt are as follows (in thousands):

                        1997        $    82
                        1998             89
                        1999             96
                        2000            103
                        2001            111
                        Thereafter    7,630
                                    -------
                                    $ 8,111
                                    =======



Schedule III - Real Estate and Accumulated Depreciation
                                                ST. LOUIS WOODCHASE ASSOCIATES

                                     SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                             December 31, 1996
                                               (In thousands)


                                              Costs
                                             Capitalized                                                             Life on Which
                                             (Removed)                                                               Depreciation
                            Initial Cost to Subsequent to    Gross Amount at Which Carried at                        in Latest
                            Partnership     Acquisition               End of Year                                    Income
                               Buildings &  Buildings &      Buildings &         Accumulated  Date of       Date     Statement
Description Encumbrances Land Improvements Improvements Land Improvements  Total Depreciation Construction  Acquired is Computed
----------- ------------ ---- ------------ ------------ ---- ------------- ----- ------------ ------------  -------- -----------

Woodchase
 Apartments
St. Louis,
 MO          $ 8,111    $1,013    $9,924      $1,264      $983    $11,218   $12,201   $ 4,515    1985       12/31/85    5 - 30 yrs.

Notes

(A) The  aggregate  cost of real estate  owned at December  31, 1996 for Federal income tax purposes is approximately $12,260.

(B) See Note 4 of Notes to Financial  Statements  for a description  of the debt encumbering the property.

(C) Reconciliation of real estate owned:
                                            1996        1995        1994
                                            ----        ----        ----

      Balance at beginning of period    $ 11,935    $ 11,784    $ 11,730
      Acquisitions and improvements          266         151          54
                                        --------    --------    --------
      Balance at end of period          $ 12,201    $ 11,935    $ 11,784
                                        ========    ========    ========

(D) Reconciliation of accumulated depreciation:

      Balance at beginning of period   $   4,113   $   3,752  $    3,410
      Depreciation expense                   402         361         342
                                       ---------   ---------  ----------
      Balance at end of period         $   4,515   $   4,113  $    3,752
                                       =========   =========  ==========

(E) Costs  capitalized  subsequent to  acquisition  are net of certain  guaranty payments from the co-venturer (see Note 2).