Form 10-Q
period 1997-06-30
PAINEWEBBER GROWTH PARTNERS THREE L P
filed 1997-08-14
CIK 769847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q

    |X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transition period from  ______ to_______.


                        Commission File Number: 0-15035

                     PAINEWEBBER GROWTH PARTNERS THREE L.P.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                      04-2882258
              --------                                      ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification No.)

265 Franklin Street, Boston, Massachusetts                           02110
------------------------------------------                           -----
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code  (617) 439-8118
                                                    --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes |X|.   No |_|.

                     PAINEWEBBER GROWTH PARTNERS THREE L.P.

                                 BALANCE SHEETS
                  June 30, 1997 and March 31, 1997 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                    June 30       March 31
                                                    -------       --------


Investment in joint venture, at equity              $     75     $      86
Cash and cash equivalents                                770         1,112
                                                    --------     ---------
                                                    $    845     $   1,198
                                                    ========     =========

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses               $      5     $      26
Partners' capital                                        840         1,172
                                                    --------     ---------
                                                    $    845     $   1,198
                                                    ========     =========




        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
          For the three months ended June 30, 1997 and 1996 (Unaudited)
                                 (In thousands)

                                                 General         Limited
                                                 Partners        Partners
                                                 --------        --------

Balance at March 31, 1996                        $   (143)       $(3,196)
Net loss                                               (4)           (74)
                                                 ---------       -------
Balance at June 30, 1996                         $   (147)       $(3,270)
                                                 ========        =======

Balance at March 31, 1997                        $     83        $ 1,089
Cash distributions                                      -           (308)
Net loss                                               (1)           (23)
                                                 --------        -------
Balance at June 30, 1997                         $     82        $   758
                                                 ========        =======















                             See accompanying notes.

                     PAINEWEBBER GROWTH PARTNERS THREE L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
         For the three months ended June 30, 1997 and 1996 (Unaudited)
                    (In thousands, except for per Unit data)

                                                  1997         1996
                                                  ----         ----

Revenues:
   Rental income                               $     -       $   366
   Interest and other income                        15             9
                                               -------       -------
                                                    15           375

Expenses:
   Property operating expenses                       -           178
   Interest expense                                  -           130
   Depreciation                                      -            65
   Partnership management fees                       -            22
   General and administrative                       28            33
                                               -------       -------
                                                    28           428
                                               -------       -------
Operating loss                                     (13)          (53)

Partnership's share of
   unconsolidated venture's loss                   (11)          (25)
                                               -------       -------
Net loss                                       $   (24)      $   (78)
                                               =======       =======

Net loss per Limited Partnership Unit          $ (0.89)      $ (2.90)
                                               =======       =======

Cash distributions per Limited Partnership
  Unit                                         $ 12.00       $     -
                                               =======       =======


   The above net loss and cash distributions per Limited Partnership Unit are based upon the 25,657 Limited Partnership Units outstanding during each period.





















                             See accompanying notes.

                     PAINEWEBBER GROWTH PARTNERS THREE L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the three months ended June 30, 1997 and 1996 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                        1997             1996
                                                        ----             ----
Cash flows from operating activities:
   Net loss                                        $     (24)      $      (78)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Partnership's share of unconsolidated
        venture's loss                                    11               25
     Depreciation                                          -               65
     Deferred management fees                              -               22
     Amortization of deferred financing costs              -               14
     Changes in assets and liabilities:
      Prepaid expenses                                     -                5
      Accounts payable and accrued expenses              (21)              (3)
      Accrued interest payable                             -                8
      Advances from consolidated venture                   -              (65)
                                                   ---------       ----------
          Total adjustments                              (10)              71
                                                   ---------       ----------
            Net cash used in operating activities        (34)              (7)

Cash flow from financing activities:
   Distributions to partners                            (308)               -
                                                   ---------       ----------

Net decrease in cash and cash equivalents               (342)              (7)

Cash and cash equivalents, beginning of period         1,112              801
                                                   ---------       ----------

Cash and cash equivalents, end of period           $     770       $      794
                                                   =========       ==========

Cash paid during the period for interest           $       -       $      108
                                                   =========       ==========



















                             See accompanying notes.

                     PAINEWEBBER GROWTH PARTNERS THREE, L.P.
                  Notes to Consolidated Financial Statements
                                   (Unaudited)

1.  General

    The accompanying financial statements, footnotes and discussions should be read in connection with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended March 31, 1997. In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

    The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of June 30, 1997 and March 31, 1997 and revenues and expenses for each of the three-month periods ended June 30, 1997 and 1996. Actual results could differ from the estimates and assumptions used.

    As discussed further in Note 3, as a result of the sale of the operating property owned by the Summerwind joint venture in December 1996, the Partnership has one remaining joint venture investment, the Woodchase Apartments (see Note 4). Management of the Partnership is currently evaluating a potential liquidation of the Partnership which could be accomplished prior to the end of fiscal 1998. There are no assurances, however, that the disposition of the Partnership's remaining asset will be accomplished within this time frame.

2. Related Party Transactions

    The Adviser earned management fees of $22,000 for the three-month period ended June 30, 1996. A limitation on cumulative management fees payable to the Adviser was reached in the first quarter of fiscal 1997. The Advisor had deferred payment of management fees beginning in September 1986 pending the generation of cash flow from the Partnership's investment properties. As part of the settlement agreement finalized in the fourth quarter of fiscal 1997 regarding the class action lawsuit discussed in the Annual Report, the Adviser agreed to waive any amounts due to it under the advisory contract with the Partnership. Consequently, $1,265,000 of deferred management fees were written off and recognized as an extraordinary gain in fiscal 1997. See the Partnership's Annual Report for further information regarding management fees.

    Included in general and administrative expenses for both of the three-month periods ended June 30, 1997 and 1996 is $11,000, representing reimbursements to an affiliate of the Managing General Partner for providing certain
    financial,   accounting   and   investor   communication   services  to  the
    Partnership.

    Also included in general and administrative expenses for both of the three-month periods ended June 30, 1997 and 1996 is $1,000, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

3.  Sale of Operating Investment Property

    The Partnership previously had an investment in one operating investment property; the Summerwind Apartments, owned by Tara Associates, Ltd., a majority owned and controlled joint venture. Tara Associates, Ltd., a Georgia limited partnership (the "joint venture"), was organized on December 19, 1983 to acquire and operate a 208-unit apartment complex, Summerwind Apartments, located in Jonesboro, Georgia. On October 8, 1985, the
    Partnership acquired a 70% general partnership interest in the joint venture. The remaining 30% general and limited partnership interests were owned by John Lie-Nielson (the "co-venturer"). Effective February 23, 1990, the co-venturer's general partnership interest was converted to a limited partnership interest, thereby giving the Partnership control over the operating investment property.

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

    For income tax reporting purposes, the Summerwind joint venture was required to maintain its accounting records on a calendar year basis. As a result, the Partnership had accounted for its joint venture investment based on financial information which was three months in arrears to that of the Partnership. The following is a summary of property operating expenses reported on the Partnership's consolidated statements of operations for the three months ended March 31, 1996 (in thousands):

                                                        1996
                                                        ----
      Property operating expenses:
         Repairs and maintenance                      $   66
         Utilities                                        18
         Property taxes                                   25
         Management fees                                  18
         Salaries and administrative                      51
                                                      ------
                                                      $  178
                                                      ======

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

    Summarized operating results of the unconsolidated joint venture, for the periods indicated, are as follows:

                         Condensed Summary of Operations
               For the three months ended March 31, 1997 and 1996
                                 (in thousands)

                                         1997        1996
                                         ----        ----
  Revenues:
   Rental revenues                    $   385     $   358
   Other income                            16          15
                                      -------     -------
                                          401         373
  Expenses:
   Interest expense                       158         158
   Property operating expenses            128         134
   Real estate taxes                       23          22
   Depreciation                           108          95
                                      -------     -------
                                          417         409
  Net loss                            $   (16)    $   (36)
                                      =======     =======

  Net loss:
   Partnership's share of net loss    $   (11)    $   (25)
   Co-venturer's share of net loss         (5)        (11)
                                      -------     -------
                                      $   (16)    $   (36)
                                      =======     =======

                     PAINEWEBBER GROWTH PARTNERS THREE L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Relating to Forward-Looking Statements
--------------------------------------------------

   The following discussion of financial condition includes forward-looking statements which reflect management's current views with respect to future events and financial performance of the Partnership. These forward-looking statements are subject to certain risks and uncertainties, including those identified in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended March 31, 1997 under the heading "Certain Factors Affecting Future Operating Results", which could cause actual results to differ materially from historical results or those anticipated. The words "believe", "expect", "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which were made based on facts and conditions as they existed as of the date of this report. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

   As a result of the sale of the Summerwind Apartments, the Partnership has one remaining joint venture investment, the Woodchase Apartments. Management of the Partnership is currently focusing on achieving a near-term sale of the property and possibly completing a liquidation of the Partnership by the end of fiscal 1998. There are no assurances, however, that both the disposition of the remaining investment and the liquidation of the Partnership will be accomplished within this time frame. On September 13, 1995, the Partnership, along with its co-venture partner, refinanced the mortgage debt secured by the Woodchase
Apartments with a new lender. The new non-recourse mortgage loan was in the initial principal amount of $8,200,000 and bears interest at a rate of 7.5% per annum. The new loan requires monthly principal and interest payments of approximately $57,000 and matures on October 1, 2002. In refinancing the Woodchase debt obligation, management obtained assumable financing which reduced the venture's debt service costs and enhances the marketability of the property for a possible sale. The occupancy level at the Woodchase Apartments averaged 94% for the quarter ended June 30, 1997, compared to 93% for the prior quarter. Local market conditions for multi-family properties in the St. Louis area remain strong with a limited amount of new construction activity in progress, and concessions are longer offered to prospective renters at the Woodchase property. As a result, the property's leasing team has implemented a 4% rental rate increase on new and renewal leases currently being signed. The property's management team is also continuing its efforts to remain competitive with newer properties in the market by replacing the roofs on three buildings and repairing deteriorating wood on a number of apartment balconies. A program of significant property repairs and improvements was initiated at Woodchase during fiscal 1995 in anticipation of the venture's refinancing efforts and has continued subsequent to the refinancing in anticipation of a potential sale of the property. This program, combined with the continued improvements in the apartment segment of the real estate market, has enhanced the market value of the Woodchase property over the past several years. As a result, the Partnership is expected to recover its original net investment in the Woodchase property, of $2.3 million, from a near term sale transaction. As previously reported, the Partnership and its co-venture partner have been exploring the potential for selling Woodchase Apartments and have had discussions with brokerage firms. Subsequent to the end of the first quarter, the Partnership reached an agreement with the joint venture partner and selected a broker to offer the property for sale. The marketing process has begun, and sales packages are being distributed to prospective buyers.

     At June 30, 1997, the Partnership had available cash and cash equivalents of approximately $770,000. Such cash and cash equivalents will be used for the working capital needs of the Partnership through its expected liquidation. The source of future liquidity and distributions to the partners is expected to be through the proceeds received from the sale or refinancing of the Partnership's remaining investment property. Subsequent to the eventual sale of the Woodchase investment, the net sale proceeds, along with the remaining Partnership reserves after the payment of all liquidation-related expenses, will be distributed to the Limited Partners.

Results of Operations
Three Months Ended June 30, 1996
--------------------------------

      The Partnership reported a net loss of $24,000 for the three months ended June 30, 1997 as compared to a net loss of $78,000 for the same period in the prior year. This $54,000 decrease in the Partnership's net loss is due to a $40,000 decrease in the Partnership's operating loss and a $14,000 decrease in the Partnership's share of unconsolidated venture's loss. The Partnership's operating loss decreased mainly because the operating results for the three months ended June 30, 1996 included $22,000 of management fee expense and a net operating loss of $7,000 from the consolidated Summerwind joint venture. Management fees are no longer charged to the Partnership as a result of the settlement agreement finalized during fiscal 1997 regarding the class action lawsuit, as discussed in the Annual Report. As discussed above, the Summerwind Apartments were sold to an unrelated third party on December 27, 1996. In addition, a $6,000 increase in interest and other income and a $5,000 decrease in general and administrative expenses contributed to the decline in the Partnership's operating loss for the current three-month period. Interest and other income increased due to the higher average outstanding cash balances for the current three-month period resulting from the temporary investment of the proceeds from the December 1996 sale of the Summerwind Apartments prior to the special distribution to the Limited Partners which occurred on June 13, 1997. General and administrative expenses decreased mainly due to a reduction in certain required professional services during the current three-month period.

      The Partnership's share of unconsolidated venture's loss, which represents the operating results of the Woodchase joint venture, decreased by $14,000 primarily due to a $27,000 increase in rental revenue which was partially offset by a $13,000 increase in depreciation expense. Rental revenue increased mainly due to an increase in average rental rates during the current three-month period. Depreciation expense increased due to additional capital improvements at the property during fiscal 1997 which were made in an effort to remain competitive with newer properties in the St.
Louis market, as discussed further above.

                                     PART II
                                Other Information

Item 1. Legal Proceedings
                       NONE

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

Date: August 13, 1997