Form 10-Q
period 1997-09-30
PAINEWEBBER GROWTH PARTNERS THREE L P
filed 1997-11-10
CIK 769847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                      ----------------------------------

                                   FORM 10-Q

   |X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                      OR

   |_|       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transition period from ____ to ____.

                         Commission File Number: 0-15035

                  PAINEWEBBER GROWTH PARTNERS THREE L.P.
                  --------------------------------------
            (Exact name of registrant as specified in its charter)

      Delaware                                              04-2882258
-------------------------------                          ------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

265 Franklin Street, Boston, Massachusetts                        02110
------------------------------------------                      ---------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code  (617) 439-8118
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

                  PAINEWEBBER GROWTH PARTNERS THREE L.P.

                              BALANCE SHEETS
             September 30, 1997 and March 31, 1997 (Unaudited)
                              (In thousands)

                                  ASSETS
                                                 September 30     March 31
                                                 ------------     --------


Investment in joint venture, at equity              $      4      $     86
Cash and cash equivalents                                822         1,112
                                                    --------      --------
                                                    $    826      $  1,198
                                                    ========      ========

                     LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses               $     21      $     26
Partners' capital                                        805         1,172
                                                    --------      --------
                                                    $    826      $  1,198
                                                    ========      ========

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
        For the six months ended September 30, 1997 and 1996 (Unaudited)
                                 (In thousands)

                                                    General       Limited
                                                    Partners      Partners
                                                    --------      --------

Balance at March 31, 1996                           $  (143)      $ (3,196)
Net loss                                                 (6)          (118)
                                                    -------       --------
Balance at September 30, 1996                       $  (149)      $ (3,314)
                                                    =======       ========

Balance at March 31, 1997                           $    83       $  1,089
Cash distributions                                        -           (308)
Net loss                                                 (3)           (56)
                                                    -------       --------
Balance at September 30, 1997                       $    80       $    725
                                                    =======       ========





                          See accompanying notes.

                     PAINEWEBBER GROWTH PARTNERS THREE L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
    For the three and six months ended September 30, 1997 and 1996 (Unaudited)
                    (In thousands, except for per Unit data)

                                    Three Months Ended    Six Months Ended
                                        September 30,       September 30,
                                   -------------------   ------------------
                                    1997        1996        1997     1996
                                    ----        ----        ----     ----

Revenues:
   Rental income                  $    -      $  372      $    -     $   738
   Interest and other income          11          10          26          19
                                  ------      ------      ------     -------
                                      11         382          26         757

Expenses:
   Property operating expenses         -         181           -         359
   Interest expense                    -         139           -         269
   Depreciation                        -          71           -         136
   Partnership management fees         -           -           -          22
   General and administrative         41          23          69          56
                                  ------      ------      ------     -------
                                      41         414          69         842
                                  ------      ------      ------     -------

Operating loss                       (30)        (32)        (43)        (85)

Partnership's share of
  unconsolidated venture's loss       (5)        (14)        (16)        (39)
                                  ------      ------      ------     -------
Net loss                          $  (35)     $  (46)     $  (59)    $  (124)
                                  ======      ======      ======     =======

Net loss per Limited
  Partnership Unit                $(1.29)     $(1.69)     $(2.18)    $ (4.59)
                                  ======      =======     ======     =======



Cash distributions per
  Limited Partnership Unit        $    -      $    -      $12.00     $     -
                                  ======      ======      ======     =======


      The above net loss and cash distributions per Limited Partnership Unit are based upon the 25,657 Limited Partnership Units outstanding during each period.



                          See accompanying notes.

                     PAINEWEBBER GROWTH PARTNERS THREE L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the six months ended September 30, 1997 and 1996 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                        1997         1996
                                                        ----         ----
Cash flows from operating activities:
   Net loss                                          $   (59)    $  (124)
   Adjustments to reconcile net loss to net
    cash (used in) provided by operating activities:
     Partnership's share of unconsolidated venture's
       loss                                               16          39
     Depreciation                                         -          136
     Deferred management fees                             -           22
     Amortization of deferred financing costs             -           28
     Changes in assets and liabilities:
      Prepaid expenses                                    -           16
      Accounts payable and accrued expenses              (4)          24
      Accrued interest payable                            -           17
      Advances from consolidated venture                  -          (45)
                                                      -----       ------
         Total adjustments                               12          237
                                                      -----       ------
         Net cash (used in) provided by operating
           activities                                   (47)         113

Cash flow from investing activities:
   Contribution to unconsolidated venture                 -          (61)
   Distribution from unconsolidated venture              65            -
                                                     ------       ------
         Net cash provided by (used in) investing
           activities                                    65          (61)

Cash flow from financing activities:
   Distributions to partners                           (308)           -
                                                     ------       ------

Net (decrease) increase in cash and cash
  equivalents                                          (290)          52

Cash and cash equivalents, beginning of period        1,112          801
                                                     ------       ------

Cash and cash equivalents, end of period             $  822       $  853
                                                     ======       ======

Cash paid during the period for interest             $    -       $  224
                                                     ======       ======


                          See accompanying notes.

                  PAINEWEBBER GROWTH PARTNERS THREE L.P.
                Notes to Consolidated Financial Statements
                                (Unaudited)

1.    General
      -------

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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of September 30, 1997 and March 31, 1997 and revenues and expenses for each of the three and six-month periods ended September 30, 1997 and 1996. Actual results could differ from the estimates and assumptions used.

      As discussed further in Note 3, as a result of the sale of the operating property owned by the Summerwind joint venture in December 1996, the Partnership has one remaining joint venture investment, the Woodchase Apartments (see Note
4). Management of the Partnership is currently pursuing a possible sale of this final asset and a potential liquidation of the Partnership which could be accomplished prior to the end of calendar year 1997. There are no assurances, however, that the disposition of the Partnership's remaining asset, and a liquidation of the Partnership will be accomplished within this time frame.

2.    Related Party Transactions
      --------------------------

      The Adviser earned management fees of $22,000 for the six-month period ended September 30, 1996. A limitation on cumulative management fees payable to the Adviser was reached in the first quarter of fiscal 1997. The Advisor had deferred payment of management fees beginning in September 1986 pending the generation of cash flow from the Partnership's investment properties. As part of the settlement agreement finalized in the fourth quarter of fiscal 1997 regarding the class action lawsuit discussed in the Annual Report, the Adviser agreed to waive any amounts due to it under the advisory contract with the Partnership. Consequently, $1,265,000 of deferred management fees were written off and recognized as an extraordinary gain in fiscal 1997. See the Partnership's Annual Report for further information regarding management fees.

      Included in general and administrative expenses for the six-month periods ended September 30, 1997 and 1996 is $22,000 and $18,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the six-month periods ended September 30, 1997 and 1996 is $2,000 and $1,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

3.    Sale of Operating Investment Property
      -------------------------------------

      The Partnership previously had an investment in the Summerwind Apartments, owned by Tara Associates, Ltd., a majority owned and controlled joint venture. Tara Associates, Ltd., a Georgia limited partnership (the "joint venture"), was organized on December 19, 1983 to acquire and operate a 208-unit apartment complex, Summerwind Apartments, located in Jonesboro, Georgia. On October 8, 1985, the Partnership acquired a 70% general partnership interest in the joint venture. The remaining 30% general and limited partnership interests were owned by John Lie-Nielson (the "co-venturer"). Effective February 23, 1990, the co-venturer's general partnership interest was converted to a limited partnership interest, thereby giving the Partnership control over the operating investment property. Subsequent to such date, the venture was reported on a consolidated basis in the Partnership's financial statements.

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

      For income tax reporting purposes, the Summerwind joint venture was required to maintain its accounting records on a calendar year basis. As a result, the Partnership had accounted for its joint venture investment based on financial information which was three months in arrears to that of the Partnership. The following is a summary of property operating expenses of Tara Associates, Ltd. for the three and six months ended June 30, 1996 (in thousands):

                                      Three Months Ended   Six  Months Ended
                                          June 30, 1996      June 30, 1996
                                      ------------------   ------------------

      Property operating expenses:
         Repairs and maintenance             $   69              $   135
         Utilities                               17                   35
         Property taxes                          25                   50
         Management fees                         19                   37
         Salaries and administrative             51                  102
                                             ------              -------
                                             $  181              $   359
                                             ======              =======

4.    Unconsolidated Joint Venture Partnership
      ----------------------------------------

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

      Summarized operating results of the unconsolidated joint venture, for the periods indicated, are as follows:

                      Condensed Summary of Operations
         For the three and six months ended June 30, 1997 and 1996
                              (in thousands)

                                   Three Months Ended    Six  Months Ended
                                          June 30,            June 30,
                                   ------------------   ------------------
                                      1997      1996      1997       1996
                                      ----      ----      ----       ----
  Revenues:
   Rental revenues                  $ 401    $  376     $  786      $ 734
   Other income                        18        17         34         32
                                    -----    ------     ------      -----
                                      419       393        820        766
  Expenses:
   Interest expense                   157       157        315        315
   Property operating expenses        137       137        265        271
   Real estate taxes                   23        21         46         43
   Depreciation                       109        97        217        192
                                    -----    ------     ------      -----
                                      426       412        843        821
                                    -----    ------     ------      -----
  Net loss                          $  (7)   $  (19)    $  (23)     $ (55)
                                    =====    ======     ======      =====

  Net loss:
   Partnership's share of net loss  $  (5)   $  (14)    $  (16)     $ (39)
   Co-venturer's share of net loss     (2)       (5)        (6)       (16)
                                    -----    ------     ------      -----
                                    $  (7)   $  (19)    $  (23)     $ (55)
                                    =====    ======     ======      =====

     As a result of the sale of the Summerwind Apartments (see Note 3), the joint venture investment in the Woodchase Apartments is the Partnership's final remaining asset. Management of the Partnership is currently focusing on achieving a near-term sale of the Woodchase property and completing a liquidation of the Partnership. The property has been marketed extensively and sale packages were distributed to national, regional, and local prospective purchasers. As a result of these efforts, 15 offers were received and most of the offers were at a sale price in excess of the property's most recent independent appraised value. The Partnership and the co-venture partner have evaluated the offers, as well as the relative strength of the prospective purchasers, and have selected an offer. A purchase and sale agreement was negotiated with this prospective purchaser at a price of $13,050,000, and the contract was signed on October 24, 1997. Consequently, the Partnership expects to close the sale and complete a liquidation by the end of calendar year 1997. Following the sale of the Woodchase Apartments, the net sale proceeds along with the Partnership's remaining cash reserves after paying all liquidation-related expenses will be distributed to the Limited Partners. This liquidating distribution could be made by December 31, 1997. However, since the sale of the Woodchase property remains subject to certain due diligence and financing contingencies, there are no assurances that the sale and liquidation will be completed within this time frame.

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

Liquidity and Capital Resources
-------------------------------

      During the third quarter of fiscal 1997, the Partnership signed a letter of intent with an unrelated third party to sell the Summerwind Apartments for a net price of $550,000 in cash. The net purchase price reflected the assumption by the purchaser of the $8,330,000 first mortgage loan secured by the operating investment property. The Partnership received net proceeds of approximately $319,000 on December 27, 1996 after deducting closing costs and other credits to the buyer. The Partnership made a special distribution to the Limited Partners on June 13, 1997 in the amount of approximately $308,000, or $12 per original $1,000 investment, from the proceeds of this transaction. The Partnership's original investment in the Summerwind joint venture, which represented 13% of the original portfolio investment, totalled approximately $2.4 million. Despite recovering less than 15% of the original investment, management believes it was the right time to sell this asset in light of the property's estimated market value, the limited potential for near-term appreciation and the lack of options for extending or refinancing the venture's long-term debt.

      The Summerwind joint venture had been generating excess cash flow from operations as a result of the low level of the variable interest rate on the venture's first mortgage loan. Such excess cash flow was being used to pay Partnership operating expenses. The debt secured by the Summerwind property, which required interest-only payments on a monthly basis, consisted of tax-exempt revenue bonds issued by a local housing authority. The interest rate on such debt, which was tied to comparable tax-exempt bond obligations, was significantly lower than rates on conventional mortgage financing. In fact, the venture's cash flow would likely not have been sufficient to support conventional financing, including monthly principal amortization, at current market interest rates. The mortgage loan secured by the Summerwind Apartments was subject to various prepayment provisions including a mandatory redemption on March 16, 1997, the first scheduled remarketing date, as defined, which coincided with the expiration of the letter of credit which secured the underlying bonds. Unless the letter of credit was replaced or extended, the venture's mortgage loan would have been immediately due and payable on this scheduled expiration date. Management's estimate of the fair market value of the Summerwind Apartments put the value of the property at or slightly above the amount of the outstanding first mortgage loan as of December 1996. Accordingly, it was unlikely that the property would have satisfied a letter of credit issuer's loan-to-value ratio requirements for issuing a new letter of credit. Consequently, the property would likely have been subject to foreclosure proceedings during fiscal 1997 if the Partnership had not completed the sale transaction. The price that the buyer was willing to pay for the Summerwind property was based mainly upon the ability to receive current net cash flow after completing a modification and extension agreement with the mortgage lender. The modification and extension agreement required that the buyer deposit significant additional collateral with the mortgage lender.

     As a result of the sale of the Summerwind Apartments, the Partnership has one remaining joint venture investment, the Woodchase Apartments. Management of the Partnership is currently focusing on achieving a near-term sale of the Woodchase property and completing a liquidation of the Partnership. The property has been marketed extensively and sale packages were distributed to national, regional, and local prospective purchasers. As a result of these efforts, 15 offers were received and most of the offers were at a sale price in excess of the property's most recent independent appraised value. The Partnership and the co-venture partner have evaluated the offers, as well as the relative strength of the prospective purchasers, and have selected an offer. A purchase and sale agreement was negotiated with this prospective purchaser at a price of $13,050,000, and the contract was signed on October 24, 1997. Consequently, the Partnership expects to close the sale and complete a liquidation by the end of calendar year 1997. Following the sale of the Woodchase Apartments, the net sale proceeds along with the Partnership's remaining reserves after paying all liquidation-related expenses will be distributed to the Limited Partners. This liquidating distribution could be made by December 31, 1997. However, since the sale of the Woodchase property remains subject to certain due diligence and financing contingencies, there are no assurances that the sale and liquidation will be completed within this time frame.

      The occupancy level at the Woodchase Apartments averaged 93% for the quarter ended September 30, 1997, compared to 94% for the prior quarter. A program of significant property repairs and improvements was initiated at Woodchase during fiscal 1995 in anticipation of the venture's refinancing efforts and has continued subsequent to the refinancing in anticipation of a potential sale of the property. This program, combined with the continued improvements in the apartment segment of the real estate market, has enhanced the market value of the Woodchase property over the past several years. As a result, the Partnership is expected to recover more than its original net investment in the Woodchase property, of $2.3 million, from the proposed sale transaction. At the agreed upon sale price of $13,050,000, the Partnership would realize approximately $4.7 million of net proceeds after the repayment of the outstanding first mortgage loan, payment of closing costs and the co-venture partner's share of the proceeds.

      At September 30, 1997, the Partnership had available cash and cash equivalents of approximately $822,000. Such cash and cash equivalents will be used for the working capital needs of the Partnership through its expected liquidation. The source of future liquidity and distributions to the partners is expected to be through the proceeds received from the sale or refinancing of the Partnership's remaining investment property. Subsequent to the eventual sale of the Woodchase investment, the net sale proceeds, along with the remaining Partnership reserves after the payment of all liquidation-related expenses, will be distributed to the Limited Partners.

Results of Operations
Three Months Ended September 30, 1997
-------------------------------------

     The Partnership reported a net loss of $35,000 for the three months ended September 30, 1997 as compared to a net loss of $46,000 for the same period in the prior year. This decrease of $11,000 in the Partnership's net loss is mainly due to a $9,000 decrease in the Partnership's share of unconsolidated venture's loss. The Partnership's share of unconsolidated venture's loss, which represents the operating results of the Woodchase joint venture, decreased mainly due to an increase in rental revenue of $25,000. Rental revenue increased due to an increase in average rental rates during the period. The increase in rental revenue was partially offset by an increase in depreciation expense of $12,000. Depreciation expense increased due to additional capital improvements made at the property during fiscal 1997 as part of the process of preparing the property for a potential sale, as discussed further above. In addition, the Partnership's operating loss decreased by $2,000 due to the inclusion of the operating loss of the consolidated Summerwind joint venture during the same period in the prior year. As a result of the December 1996 sale discussed further above, there are no results of the Summerwind joint venture included in the current period operations.

Six Months Ended September 30, 1997
-----------------------------------

     The Partnership reported a net loss of $59,000 for the six months ended September 30, 1997 as compared to a net loss of $124,000 for the same period in the prior year. This decrease of $65,000 in the Partnership's net loss is the result of a $42,000 decrease in the Partnership's operating loss and a decrease of $23,000 in the Partnership's share of unconsolidated venture's loss. The Partnership's operating loss decreased primarily due to the inclusion of $22,000 in management fees and an operating loss of $22,000 from the consolidated Summerwind joint venture in the six months ended September 30, 1996. Management fees are no longer charged to the Partnership as a result of the class action settlement agreement finalized during fiscal 1997, as discussed further in the Annual Report. As discussed above, the Summerwind Apartments were sold to an unrelated third party on December 27, 1996. In addition, interest and other income increased by $7,000 due to higher average outstanding cash balances for the current six-month period resulting from the temporary investment of the proceeds from the sale of the Summerwind Apartments. The decreases in management fees and Summerwind operating loss and the increase in interest and other income were partially offset by an increase in general and administrative expenses. General and administrative expenses increased by $13,000 primarily due to the timing of certain required professional fees when compared to the same period in the prior year.

      The Partnership's share of unconsolidated venture's loss, which represents the operating results of the Woodchase joint venture, decreased by $23,000 mainly due to an increase in rental revenue. Rental revenue increased by $52,000 due to an increase in average rental rates during the period. The increase in rental revenue was partially offset by an increase in depreciation expense of $25,000. Depreciation expense increased due to additional capital improvements which were completed at the property during fiscal 1997 as part of the process of preparing the property for a potential sale, as discussed further above.

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

Date: November 10, 1997